Form 10QSB
period 2006-06-30
New Era Marketing Inc
filed 2006-08-24
CIK 1357800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-50149

New Era Marketing, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3155365
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10620 Southern Highlands Parkway, Suite 110-433
Las Vegas, Nevada 89141
(Address of principal executive offices)

(626)-335-7750
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 3,250,000 shares issued and outstanding as of June 30, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

New Era Marketing Inc.

(A Development Stage Company)

Las Vegas, NV

We have reviewed the accompanying balance sheet of New Era Marketing Inc. (A Development Stage Company). as of June 30, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of New Era Marketing Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

August 1, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

NEW ERA MARKETING, INC

(A Development Stage Company)

BALANCE SHEET

As of June 30, 2006

ASSETS

CURRENT ASSETS
Cash	$18,635
Funds in escrow	12,199

Total Current Assets	30,834

TOTAL ASSETS	$30,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	—

Total Current Liabilities	—

TOTAL LIABILITIES	—

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value,
5,000,000 shares authorized: no shares
issued and outstanding	—

Common stock: $0.001 par value,
70,000,000 shares authorized:3,250,000
shares issues and outstanding	3,250

Additional Paid in Capital	84,550

Accumulated (Deficit)	(56,966)

Total Stockholders Equity	30,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	30,834

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

Three Months ended June 30, 2006

From Inception on July 19, 2005 through March 31, 2006

		Inception
	Three Months	July 19, 2005
	ended	through
	June 30, 2006	March 31, 2006

REVENUES	$—	$2,500

EXPENSES
General & Administrative Expenses	23,500	35,966

NET (LOSS)	$(23,500)	$(33,466)

Basic (Loss) per Share	$(0.01)	$—

Weighted Average Number of Shares
Outstanding	2,534,682	—

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

July 2005
Shares issued for cash,
$0.001 per share	1,750,000	$1,750	$5,750	$—

January 2006
Contributed Capital			5,300

January 2006
Shares issued for cash,
$0.05 per share	1,500,000	1,500	73,500

Net Loss for the period from
inception on July 19, 2005
through March 31, 2006				(33,466)

Balance March 31, 2006	3,250,000	$3,250	$84,550	$(33,466)

Net Loss for the period
from March 31, 2006
through June 30, 2006				(23,500)

Balance June 30, 2006	3,250,000	$3,250	$84,550	$(56,966)

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

Three Months ended June 30, 2006

From Inception on July 19, 2005 through March 31, 2006

		Inception
	Three Months	July 19, 2005
	ended	through
	June 30, 2006	March 31, 2006
	(unaudited)

NET INCOME (LOSS)	$(23,500)	$(33,466)

Adjustments to net income (loss):

Total Adjustments	—	—

Net Cash Provided (Used)
by Operating Activities	(23,500)	(33,466)

CASH FROM INVESTING ACTIVITIES

Net Cash Provided (Used)
by Investing Activities		—

CASH FROM FINANCING ACTIVITIES

Proceeds From Sale of Stock	—	82,500
Contributed Capital	—	5,300

Net Cash Provided (Used)
by Financing Activities	—	87,800

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(23,500)	54,334

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,135	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,635	$54,334

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

Note 1 – Nature of Organization

a.	Organization and Business Activities

The Company was incorporated under the laws of the State of Nevada on July 19,

2005 to provide consortium marketing campaigns for small businesses. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

b.	Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

c.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

d.	Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

e.	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

f.	Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NEW ERA MARKETING, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

Note 1 – Nature of Organization (Continued)

g.	Organization Costs

The Company has expensed the costs of its incorporation.

h.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At June 30, 2006, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

From inception on July 19, 2005
Through June 30, 2006

Loss (numerator)	$(56,966)

Shares (denominator)	3,250,000

Per share amount	$(0.01)

k.	Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

NEW ERA MARKETING, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

Note 1 – Nature of Organization (Continued)

k.	Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30, 2006:

	2006
Deferred tax assets
NOL Carryover	8,545
Deferred tax liabilities	-0	-
Valuation allowance	(8,545)
Net deferred tax assets	-0	-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the period ended March 31, 2006.

At June 30, 2006, the Company had net operating loss carryforwards of approximately $56,966 that may be offset against future taxable income through

2026. No tax benefit has been reported in the June 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated significant losses from operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stock Offering

The Company concluded an initial public offering on or about March 7, 2006.

NEW ERA MARKETING, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

Note 4 – New Accounting Pronouncements

During the period ending June 30, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

SFAS No. 151, Inventory Costs

SFAS No. 152, Accounting for Real Estate

SFAS No. 153, Exchange of Non-monetary Assets

SFAS No. 154, Accounting Changes and Error Correction

SFAS No. 123(R), Share Based Payments

In addition, during the period ending June 30, 2006, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements. These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

Item 2. Management’s Discussion and Plan of Operation.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.	Management’s Discussion

New Era Marketing, Inc. (“New Era” or the “Company”) was incorporated in the State of Nevada on July 19, 2005. New Era is a development stage company that has a primary business plan objective of providing cost effective consortium marketing campaigns for small businesses in need of closely managing assets specifically pinpointed for corporate name recognition and product identification, and to assist in implementing those advertising endeavors.

New Era is a development stage company that has not commenced our planned principal strategic operations and have no significant assets. Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Obtaining capital through sales of our common stock; and
4.	Market our business services to potential clients.

We are attempting to build NEM to become fully operational. In order to generate revenues, we must address the following areas:

1.

Establish our website: Establishing our presence on the Internet is critical to reaching a broad consumer base. We are in the process of developing a website. To date, we have not secured a web site address nor do we have an operational web site. We expect this web site to be our primary marketing tool whereby we will disseminate information on our business to business marketing services to potential clients.

2.

Develop and implement a marketing plan: In order to promote our company and establish our brand, we believe we will be required to develop and implement a marketing plan. We plan to use our Internet site to be the focus of our marketing and sales efforts. We intend to advertise our site, and thus our business to business marketing services, through the use of banner advertisements and search engine placement. To date, we have no marketing or sales initiatives or arrangements. Without any marketing campaign, we may be unable to generate interest in, or generate awareness of, our company.

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base. As it stands at present, each potential client attempts to place its limited advertising dollars as strategically as feasible to get the best result possible. Consequently, each company is limited in the scope and breadth of its promotional campaigns due to limit availability of resources. We plan on utilizing a marketing co-op program whereby several companies unite to pool resources for the sole purpose of increasing public exposure and thereby expanding each individual client’s marketing budget. The synergy that is created is beneficial to all companies involved both from the greater public exposure standpoint and from the public perception that each small company is larger than originally apparent.

In the initial approximately twelve month operating period from Jul 19, 2005 (inception) to March 31, 2005, the Company generated $2,500 in revenues while incurring $35,966 in general and administrative expenses. This resulted in a cumulative net loss of $33,466 for the period then ended, which is equivalent to $(0.01) per share. During the three months ended June 30, 2006, the Company generated no revenues while incurring $23,500 in general and administrative expenses. This resulted in a net loss for the quarter ended June 30, 2006 of $23,500. The net loss for both periods is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2003, the Company had $30,834 in working capital. The Company’s current assets as of June 30, 2003 consisted of $30,834 in cash.

New Era believes that it has sufficient resources to continue operations for the next twelve months. However, the Company’s independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

B.	Plan of Operation

New Era is a development stage company that has a primary business plan objective of providing cost effective consortium marketing campaigns for small businesses in need of closely managing assets specifically pinpointed for corporate name recognition and product identification, and to assist in implementing those advertising endeavors.

Principal Services and Principal Markets

Our principal business objective is to provide cost effective consortium marketing campaigns for small businesses in need of closely managing assets specifically earmarked for corporate name recognition and product identification, and to assist in implementing those advertising endeavors. It is the opinion of our officers and director that our target market and likely purchaser of our services will primarily be small and new companies needing to closely manage their advertising dollars.

Distribution Methods of the Services

We are currently working with an experienced Internet service provider to develop a comprehensive Internet presence. Additionally, we plan on identifying local business organizations, service groups and small business development companies who may be instrumental in assisting us in making our services known to the target audience of potential clients. Once a potential client has been identified, a personal call will be made to that company to further explain our services and to arrange a face-to-face meeting.

Industry Background and Competition

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base. As it stands at present, each potential client attempts to place its limited advertising dollars as strategically as feasible to get the best “bang-for-the buck” possible. Consequently, each company is limited in the scope and breadth of its promotional campaigns due to limit availability of resources. We will utilize a marketing co-op program whereby several companies unite to pool resources for the sole purpose of increasing public exposure for all. The synergy that is created is beneficial to all companies involved both from the greater public exposure standpoint and from the public perception that each small company is larger than originally apparent.

Currently the cost of advertising is tremendous and a substantial burden on any small company desiring to endeavor upon any sort of public awareness recognition, even a conservative economical venture. And, at this point, each company seeks its own path drawing from its limited individual resources. A small company with a superior product has little chance to penetrate a larger sales base when a large competitor has better name recognition through extensive advertising campaigns. New Era Marketing, Inc. will put several small companies on a competitive basis with larger companies by implementing an aggressive, strategic marketing campaign combining the dedicated resources of each company.

There is a dire need for small companies to spread their advertising dollar as far and wide as possible to gain corporate name recognition and product identification. New Era Marketing, Inc. believes that there is a glut of companies that will crave an opportunity to join a cooperative effort to maximize public exposure of products that will complement one another.

New Era Marketing, Inc. is not aware of any marketing company that focuses exclusively on the co-op, synergistic approach.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, New Era’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by New Era in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to New Era’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in New Era’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(a)         Articles of Incorporation of New Era Marketing, Inc. filed on July 19, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 7, 2006.

(b)        Bylaws of New Era Marketing, Inc. adopted on July 22, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 7, 2006.

(c)         Certificate of Articles of Incorporation of New Era Marketing, Inc., incorporated by reference from the Form SB-2, as amended, filed with the SEC on July 7, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the first quarter of 2006, NEW ERA MARKETING, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Era Marketing, Inc.
(Registrant)

Signature	Title	Date

/s/ Joseph MacKenzie	President & CEO, Director	August 23, 2006
Joseph MacKenzie

/s/ Joseph MacKenzie	Secretary, Treasurer, Director	August 23, 2006
Joseph MacKenzie

/s/ Joseph MacKenzie	Principal Financial Officer	August 23, 2006
Joseph MacKenzie

/s/ Joseph MacKenzie	Principal Accounting Officer	August 23, 2006
Joseph MacKenzie