Form 10QSB
period 2006-09-30
New Era Marketing Inc
filed 2006-11-21
CIK 1357800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-135647

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 3,250,000 shares issued and outstanding as of September 30, 2006.

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

Las Vegas, NV

We have reviewed the accompanying balance sheet of New Era Marketing Inc. (A Development Stage Company). as of September 30, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of New Era Marketing Inc. (A Development Stage Company).

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

November 20, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

NEW ERA MARKETING, INC

(A Development Stage Company)

BALANCE SHEET

As of September 30, 2006

(Unaudited)

September
30, 2006

ASSETS

CURRENT ASSETS
Cash	$1,225
Funds in escrow	12,199

Total Current Assets	13,424

TOTAL ASSETS	$13,424

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$—

Total Current Liabilities	—

TOTAL LIABILITIES	—

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value,
5,000,000 shares authorized: no shares
issued and outstanding	—

Common stock: $0.001 par value,
70,000,000 shares authorized: 3,250,000
shares issues and outstanding	3,250
Additional Paid in Capital	84,550
Accumulated Deficit	(74,376)

Total Stockholders" Equity	13,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,424

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	ended	ended	ended	ended	July 19, 2005
	September 30,	September 30,	September 30,	September 30,	through
	2006	2005	2006	2005	September 30, 2006

REVENUES	$—	$—	$—	$—	$2,500

EXPENSES
General & Administrative Expenses	17,410	11,989	40,910	11,989	76,876

NET (LOSS)	$(17,410)	$(11,989)	$(40,910)	$(11,989)	$(74,376)

Basic (Loss) per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding	3,250,000	1,750,000	3,250,000	1,750,000

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

July 2005
Shares issued for cash,
$0.001 per share	1,750,000	$1,750	$5,750	$—

January 2006
Contributed Capital	—	—	5,300	—

January 2006
Shares issued for cash,
$0.05 per share	1,500,000	1,500	73,500	—

Net Loss for the period from
inception on July 19, 2005
through March 31, 2006	—	—	—	(33,466)

Balance March 31, 2006	3,250,000	3,250	84,550	(33,466)

Net Loss for the six months
ended September 30, 2006	—	—	—	(40,910)

Balance September 30, 2006	3,250,000	$3,250	$84,550	$(74,376)

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Six Months	Six Months	July 19, 2005
	ended	ended	through
	September 30, 2006	September 30, 2006	September 30, 2006

NET LOSS	$(40,910)	$(11,989)	$(74,376)

Adjustments to net income (loss):
Increase in accounts payable and accrued expenses
Total Adjustments	—	4,489	—

Net Cash (Used)
by Operating Activities	(40,910)	(7,500)	(74,376)

CASH FROM INVESTING ACTIVITIES	—	—	—

CASH FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	7,500	82,500
Contributed capital	—	—	5,300

Net Cash Provided
by Financing Activities	—	7,500	87,800

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(40,910)	—	13,424

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,334	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,424	$—	$13,424

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Non Cash Financing Activities:	$—	$—	$—

The accompanying notes are an integral part of these statements.

NEW ERA MARKETING, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the initial approximately twelve month operating period from July 19, 2005 (inception) to September 30, 2006, the Company generated $2,500 in revenues while incurring $76,876 in general and administrative expenses. This resulted in a cumulative net loss of $74,376 for the period then ended from inception, which is equivalent to $(0.01) per share.

During the three months ended September 30, 2006, the Company generated no revenues while incurring $17,410 in general and administrative expenses. This resulted in a net loss for the quarter ended September 30, 2006 of $17,410. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the six months ended September 30, 2006, the Company generated no revenues while incurring $40,910 in general and administrative expenses. This resulted in a net loss for the quarter ended September 30, 2006 of $40,910. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $13,424 in working capital. The Company’s current assets as of September 30, 2003 consisted of $13,424 in cash and funds in escrow.

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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(b) Reports on Form 8-K

During the first quarter of 2006, NEW ERA MARKETING, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Era Marketing, Inc.
(Registrant)

Signature	Title	Date

/s/ Joseph MacKenzie	President & CEO, Director	November 20, 2006
Joseph MacKenzie

/s/ Joseph MacKenzie	Secretary, Treasurer, Director	November 20, 2006
Joseph MacKenzie

/s/ Joseph MacKenzie	Principal Financial Officer	November 20, 2006
Joseph MacKenzie

/s/ Joseph MacKenzie	Principal Accounting Officer	November 20, 2006
Joseph MacKenzie