Form 10QSB
period 2006-12-31
Fearless International, Inc.
filed 2007-02-14
CIK 1357800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

FEARLESS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	333-135647	20-3155365

(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation)

     927 Lincoln Road, Suite 200, Miami, Florida 33139
(Address of principal executive offices, including zip code)

(305) 674-1511
(Registrant's telephone number, including area code)

New Era Marketing, Inc.
10620 Southern Highlands Parkway, Suite 110-433, Las Vegas, Nevada 89141
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☐         No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒         No☐

As of December 31, 2006, Fearless International, Inc. had 57,100,000 shares of common stock outstanding.

Part I - Financial Information
Fearless International, Inc
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006
(Unaudited)

December 31, 2006
ASSETS
Current Assets
Cash	$86,391
Deposits	4,000
Due from Members	1,500
Total Current Assets	91,891

Fixed Assets
28' Tooling	400,000
28' Prototypes	400,000
Boat Design	836,252
Tooling for engines	265,000
Other Fixed Assets	12,330
Total Fixed Assets	1,913,582
Accumulated Depreciation	(6,016)
Net Fixed Assets	1,907,566

TOTAL ASSETS	$1,999,457

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$289,282
Accrued Expenses	194,202
Short Term Loans from shareholders (Notes 4, 8)	675,000
Short Term Loan (Note 8)	100,000
Bridge Loan (Note 3)	1,194,817

Total Current Liabilities	2,453,301

Total Liabilities	2,453,301

Equity
Common Stock: $0.001 par value, 840,000,000 shares
authorized: 57,100,000 outstanding	57,100
Additional Paid in Capital	843,824
Retained Earnings	(108,974)
Net Income (loss)	(1,245,794)
Total Equity	(453,844)

TOTAL LIABILITIES & EQUITY	$1,999,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fearless International, Inc
(A Development Stage Company)
Condensed ConsolidatedStatement of Operations
For the Three and Nine Months Ended December 31, 2006 and 2005
And Inception to December 31, 2006
(Unaudited)

	Three Months Ended			Nine Months Ended			Inception to
	December 31, 2006		December 31, 2005	December 31, 2006	December 31, 2005		December 31, 2006
Operating Expenses
Marketing	$149,447		$-	$228,197	$-	$;	228,197
Advertising	85,728		0	86,028	0		86,028
Promotions/Boat Shows	85,228		10,395	108,142	11,395		183,973
Professional Fees	27,955		14,270	77,760	15,176		145,884
Legal Fees	109,850		3,103	134,367	3,103		144,008
Other General & Administrative Expenses	89,131		12,353	146,044	30,738		174,689
Payroll Expenses	131,608		-	200,878	0		200,878
Total Expense	678,947		40,121	981,416	60,412		1,163,657

Loss From Operations	(678,947)		(40,121)	(981,416)	(60,412)		(1,163,657)

Other Income/Expense
Other Expense
Bridge Loan Fees	(35,000)		0	90,987	0		90,987
Interest Expense	69,117		0	100,124	0		100,124
Total Other Expense	34,117		0	191,111	0		191,111

Net (Loss) Before Tax Provision	(713,064)		(40,121)	(1,172,527)	(60,412)		(1,354,768)

Tax (Benefit) Provision	0		0	0	0		0

Net (Loss)	$(713,064)	$;	(40,121)	$(1,172,527)	$(60,412)		$(1,354,768)

Basic and Diluted (Loss) Per Share	$(0.01)		$(0.00)	$(0.02)	$(0.00)

Weighted Average Shares Outstanding	57,100,000		57,100,000	57,100,000	57,100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     Fearless International, Inc
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended December 31, 2006
and 2005 and Inception to December 31, 2006
(Unaudited)

	Nine Months Ended		Inception to
	December 31, 2006	December 31, 2005	December 31, 2006
OPERATING ACTIVITIES
Net Income (Loss)	$(1,172,527)	$(60,412)	$(1,354,768)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation expense	6,016	0	6,016
Changes in assets and liabilities
Deposits	(4,000)	0	(4,000)
Due from Shareholders	300	0	(1,500)
Accounts Payable	289,282	0	289,282
Accrued Expenses	179,844	0	179,844
Payroll Liabilities	14,358	0	14,358
Net cash provided by Operating Activities	(686,727)	(60,412)	(870,768)

INVESTING ACTIVITIES

Purchase of Fixed Assets	(1,173,800)	(53,227)	(1,913,582)
Net cash provided by Investing Activities	(1,173,800)	(53,227)	(1,913,582)

FINANCING ACTIVITIES
Notes Payable to Member	0	113,639	0
Changes due to Reverse Merger	890,924	0	900,924
Member Notes Payable to Equity	(914,203)	0	0
Short Term Loan Proceeds	775,000	0	775,000
Bridge Loan Proceeds	994,817	0	1,194,817
Net cash provided by Financing Activities	1,746,538	113,639	2,870,741

Net cash increase (decrease) for period	(113,989)	0	86,391

Cash at beginning of period	200,380	0	0
Cash at end of period	$86,391	$-	$86,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND OPERATION

Fearless International, Inc., a Nevada corporation (the “Company”) is engaged in the design and marketing of luxury performance powerboats and yachts. The Company is a development stage company.

PBC, LLC, a Missouri company, was formed February 23, 2004 to design and develop luxury performance boats and yachts. This entity was dissolved and all assets and liabilities were transferred to PB Holdings, LLC, a Florida limited liability company formed on September 7, 2005.

Due to changes in ownership, PB Holdings, LLC was dissolved and Fearless Yachts, LLC, a privately held Missouri limited liability company (“Fearless”), was formed February 14, 2006.

On December 8, 2006, the Company (then known as New Era Marketing, Inc.), and Joseph MacKenzie, its then majority stockholder and president, entered into a Contribution Agreement (the “Acquisition Agreement”) with Fearless and its individual members. In connection with the closing of the Acquisition Agreement on December 11, 2006 (the “Acquisition”), Fearless became a wholly-owned subsidiary of the Company and the members of Fearless received an aggregate of 27,000,000 shares of the Company’s common stock in exchange for all issued and outstanding membership interests in Fearless. As a result, at the closing of the Acquisition, the members of Fearless contributed 100% of their membership interests therein in return for a number of shares of common stock of the Company representing approximately 47% of the 57,100,000 shares of common stock issued and outstanding following the Acquisition, as the Company concurrently redeemed and canceled approximately 8,900,000 shares of its common stock.

Accounting Treatment; Change of Control. The Acquisition was accounted for as a “reverse acquisition,” as the former members of Fearless owned nearly a majority of the outstanding shares of the Company’s common stock immediately following the Acquisition and all executive officers of the Company were prior to the Acquisition the executive officers of Fearless. Consequently, Fearless is deemed to be the acquirer in the reverse Acquisition and therefore the assets and liabilities and the historical operations of Fearless prior to the Acquisition are reflected in the financial statements and will be recorded at the historical cost basis of Fearless. The consolidated financial statements of the Company subsequent to the Acquisition includes the assets and liabilities of both the Company and Fearless, historical operations of Fearless, and operations of the Company from the closing date of the Acquisition. As a result of the issuance of the shares of the Company’s common stock pursuant to the Acquisition, a change in control of the Company occurred on the date of the consummation of the Acquisition. Consequently, Fearless was deemed the accounting acquirer and the Company was the legal acquirer.

These financial statements are prepared in accordance with accounting principles applicable to a going concern. The Company is in the development stage and has not, as yet, achieved commercial production. At present, management devotes significant time to raise sufficient funds to fund its development operations. The ability of the Company to continue as a going concern with respect to its planned principal business activity is dependent upon its successful efforts to raise additional financing.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for all periods presented have been made. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

These financial statements should be read in conjunction with the Company’s Current Report on Form 8-K dated December 8, 2006.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets

Fixed assets are recorded at cost. They will be depreciated using the straight-line method over the estimated useful lives of the related assets of 3-7 years, when they are put into service.

Advertising Costs

The Company expenses marketing, promotion, and advertising costs as incurred.

NOTE 3. BRIDGE LOANS PAYABLES AND WARRANTS

The bridge loans payable were originally issued as 10% Senior Secured Promissory Notes, with outstanding principal due and payable on the earlier to occur of July 27, 2006 or upon closing of a financing of $5,000,000. In connection with the closing of the Acquisition, Fearless and the Company agreed to permit the lenders to surrender the notes for cancellation in exchange for new secured promissory notes issued by the Company (the “Notes”) having substantially similar terms as the notes originally issued by Fearless. The Notes carry an interest rate equal to 18% and have a maturity date of April 1, 2007. The Company expects lenders holding a considerable majority, if not all, of the dollar amount under the notes originally issued by Fearless to surrender these notes for the Notes to be issued by the Company. As of December 31, 2006, the total amount owed by the Company to the lenders under the Notes was $1,194,817 and total accrued interest at December 31, 2006 was $100,124 based upon the 18% rate. The bridge loan fees of 13% and a one-time agency fee of $25,000 have been expensed as additional interest.

All purchasers under the Securities Purchase Agreement also acquired a warrant to purchase common stock of the Company. These warrants will entitle each holder thereof to purchase a presently indeterminate number of shares of common stock of the Company at an exercise price, subject to adjustment, that is also presently indeterminate.

The warrants have a Registration Rights provision for liquidated damages:

a.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” addresses financial instruments (such as stock purchase warrants), which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause.

b.

EITF 05-4 discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the underlying financial instrument should be considered as a combined freestanding instrument or as separate freestanding instruments. However, as of the September 15, 2005 meeting of the EITF, discussion of this Issue was postponed.

c.

Therefore, at this time, the liquidating damages feature does not have to be separately valued, however this is an open issue and the accounting may change (the liquidated damages feature being accounted for as an embedded derivative), and the Company will account for this feature at that time.

Due to the contingencies inherent in the fixing of the exercise price of the warrants and the nature of the Company’s operations at this time, the fair value attributable to these warrants upon their issuance is zero.

NOTE 4. SHORT TERM LOANS

The short term loans, aggregating $775,000 as of December 31, 2006, do not accrue any interest. An aggregate of $675,000 of the loans were made by related parties to the Company. See Note 8 below.

NOTE 5. EARNINGS (LOSS) PER SHARE

Statement of financial Accounting Standard (“SFAS”) 128, “Earnings per Share”, requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the period.

NOTE 6. COMMON STOCK

There are currently 840,000,000 shares of common stock authorized with a par value of $.001 per share. At December 31, 2006, there were 57,100,000 such shares issued and outstanding, of which 39,100,000 are restricted.

NOTE 7. COMMITMENTS AND CONTINGENCES

On March 14, 2006, the Company entered into an agreement with Porsche Design Studio. Under the terms of the agreement, Porsche Design Studio has agreed to design, on an exclusive basis, high-speed motorboats and yachts up to 150' in length. Under the terms, the Company agrees to pay Porsche Design Studio a set fee to be determined on a project-by-project basis for such design services.

On May 9, 2006, the Company entered into an agreement with American Marine Holdings, LLC (AMH). Under the terms of the agreement, AMH has agreed to assist the Company in the development of the mold for its high-speed 28' motorboat and to construct it at a fixed price to the Company.

On December 27, 2006, the Company entered into a financial advisory engagement letter whereas Forvest Trust SA (“Forvest”) will act as it non-exclusive advisor in connection with the raising funds, refinancing of debt and mergers and acquisitions for certain said fees and warrants.

On December 27, 2006, the Company entered into a Securities Purchase Agreement with Forvest under which the Company agreed to sell its 18% Secured Promissory Notes in the aggregate principal amount of up to $750,000. See Note 8 below.

NOTE 8. SUBSEQUENT EVENTS

On January 3, 2007, the Company entered into an agreement with Westor Capital Group, Inc. (“Westor”), to issue 500,000 of shares of common stock of the Company to Westor in a settlement for cancelling an investment banking agreement. These shares were valued at $1,175,000.

On January 4, 2007, the Company entered into an agreement with ZA Consulting Inc., (“ZA”), as its investor relations consultant with respect to matters concerning the financial and investment communities. There will be a monthly fee of $5,000 for these services. The Company will also issue ZA 200,000 shares of its common stock for investor relations services. These shares were valued at $260,000.

On January 10, 2007 the Company received $500,000 from Forvest under the Securities Purchase Agreement entered into on December 27, 2006 (see Note 7). The proceeds were used to reduce a portion of the short-term loans payable of the Company, including $450,000 that was repaid to a shareholder.

On January 23, 2007, the Company entered into an agreement with Mayflower Enterprises LTD to convert its short term loan of $100,000 to the Company into 66,665 shares of common stock, based upon market price of the stock at the time ($1.55 per share).

Item 2: Management's Discussion and Analysis or Plan of Operations

This quarterly report on Form 10-QSB contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed below the heading “Overview” and in our periodic reports and in other filings that we make with the Securities and Exchange Commission (the “SEC”) under the Securities Act and the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

  general economic conditions;

  limited operating history;

  results of additional development of our business;

  intense competition in our industry;

  our future capital needs and our ability to obtain financing, and other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

The following discussion reflects management's analysis of the operating history of the Company and its predecessor entity, Fearless. As such, the discussion only represents management's current assessment of the operations of the business. There can be no implication that the results discussed herein will necessarily continue into the future, or that any of the conclusions expressed below will necessarily be indicative of actual operating results in the future. This discussion should be read in conjunction with the unaudited financial statements of December 31, 2006, and the related statements of expenses, changes in members’ equity (deficit) and cash flows for each of the three month period and the nine month period ended December 31, 2006.

Overview. The Company is engaged in the design and marketing of luxury performance powerboats and yachts.

PBC, LLC, a Missouri company, was formed February 23, 2004 to design and develop luxury performance boats and yachts. This entity was dissolved and all assets and liabilities were transferred to PB Holdings, LLC, a Florida limited liability company formed on September 7, 2005. PB Holdings was managed by Gary Fears as majority equity owner. Due to changes in ownership, PB Holdings, LLC was dissolved and Fearless was formed February 14, 2006.

On December 11, 2006, in accordance with the Acquisition Agreement, Fearless became a wholly-owned subsidiary of the Company, which subsequently changed its name from New Era Marketing, Inc. to Fearless International, Inc.

These financial statements are prepared in accordance with accounting principles applicable to a going concern. The Company is in the development stage and has not, as yet, achieved commercial production. At present, management devotes significant time to raise sufficient funds to fund its development operations. The ability of the Company to continue as a going concern with respect to its planned principal business activity is dependent upon its successful efforts to raise additional financing.

Critical Accounting Policies

Accounting for warrant registration rights

The Warrants have a registration rights provision for liquidated damages:

a.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” addresses financial instruments (such as stock purchase warrants), which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause.

b.

EITF 05-4 discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the underlying financial instrument should be considered as a combined freestanding instrument or as separate freestanding instruments. However, as of the September 15, 2005 meeting of the EITF, discussion of this Issue was postponed.

c.

Therefore, at this time, the liquidating damages feature does not have to be separately valued, however this is an open issue and the accounting may change (the liquidated damages feature being accounted for as an embedded derivative), and the Company will account for this feature at that time.

Accounting for warrant fair value

Due to the contingencies inherent in the fixing of the exercise price of the warrants and the nature of the Company’s operations at this time, the fair value attributable to these warrants upon their issuance is zero. The provision for the warrant exercise price being reset if the company raises money at a lower price than the exercise price may create a situation that will require the fair value of the modification (fair value immediately before the reset vs. the fair value upon reset) to be charged to the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets

Fixed assets are recorded at cost. They will be depreciated using the straight-line method over the estimated useful lives of the related assets of 3-7 years, when they are put into service.

Advertising Costs

The Company expenses marketing, promotion, and advertising costs as incurred.

Off-Balance Sheet Arrangements. None.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 in January 2006 did not have a significant impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a significant impact on the Company's results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

Liquidity and Capital Resources. The Company has funded its operations and met its capital expenditures requirements primarily though cash generated from contributions from its members and borrowings.

As of December 31, 2006, the Company had negative working capital in the amount of $2,361,410 compared to a negative working capital of $1,017,326 as of September 30, 2006. Cash used by operating activities were $686,727 for the nine months ended December 31, 2006 compared to cash used by operating activities for the nine months ended December 31, 2005 of $60,412.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Net cash used by investing activities for the nine months ended December 31, 2006 were $1,173,800 as compared to $53,227 for the nine months ended December 31, 2005. The net cash used by investing activities was predominantly due to the purchase of certain fixed assets.

Net cash provided from financing activities was $1,746,538 for the nine months ended December 31, 2006. Net cash provided from financing activities was $113,639 for the nine months ended December 31, 2005. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and borrowings.

Management expects to continue to invest in the Company's expansion and this may have a negative impact on cash flows. Management believes that expansion in the areas of sales and operations are essential in attaining growth and profitability in the future. Cash on hand on the date hereof and cash generated by operations in conjunction with our working capital will not be sufficient to continue our business for the next twelve months. Management continually reviews the Company’s overall capital and funding needs, taking into account current business needs, as well as future goals and requirements. Based on the Company’s business strategy, management believes the Company will need to increase its net capital and that the best way to do this is through the sale of additional securities or debt instruments as described above. For more information on cash flows, please see the statement of cash flows included in our financial statements appearing elsewhere herein.

Should the Company’s costs and expenses prove to be greater than its currently anticipates, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of its working capital would be accelerated.

Item 3: Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1: Legal Proceedings

There were no legal proceedings during the quarter ending December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEARLESS INTERNATIONAL, INC.

Date: February 14, 2007

	By:	/s/ Jeffrey Binder
Jeffrey Binder
President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)
(1) Filed herewith