Form 10KSB
period 2007-03-31
Fearless International, Inc.
filed 2007-06-29
CIK 1357800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  -------------

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 2007

                          FEARLESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                                [FEARLESS LOGO]

------------------------------ ---------------------------- --------------------
            NEVADA                      333-135647               20-3155365
------------------------------ ---------------------------- --------------------
(State or other jurisdiction     (Commission File Number)      (IRS Employer
      of incorporation)                                      Identification No.)
------------------------------ ---------------------------- --------------------


                927 Lincoln Road, Suite 200, Miami, Florida 33139
                -------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (305) 674-1211
                                 --------------
              (Registrant's telephone number, including area code)

        Securities Registered pursuant to section 12(b) of the Act: None

           Securities Registered pursuant to section 12(g) of the Act:
                    Common stock par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
         Yes  [X]    No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
         Yes  [ ]    No  [X]

The issuer's revenues for the fiscal year ended March 31, 2007 were nil.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2007 was $24,627,668.

As of June 25, 2007, the registrant had 57,855,800 shares of its common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes  [ ]    No  [X]

                          FEARLESS INTERNATIONAL, INC.

                                   FORM 10-KSB
                                      INDEX

                                                                                           PAGE
                                                                                           ----

Special Note Regarding Forward-Looking Statements                                            1
PART I                                                                                       2
------

Item 1.      Description of Business                                                         2
Item 2.      Property                                                                        8
Item 3.      Legal Proceedings                                                               8
Item 4.      Submission of Matters to a Vote of Security Holders                             8

PART II                                                                                      8
-------

Item 5.      Market for Common Equity and Related Stockholder Matters                        8
Item 6.      Management's Discussion and Analysis or Plan of Operation                       9
Item 7.      Financial Statements                                                           12
Item 8.      Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                           12
Item 8A.     Controls and Procedures                                                        12
Item 8B.     Other Information                                                              13

PART III                                                                                    13
--------

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate
             Governance; Compliance with Section 16(A) of The Exchange Act                  13
Item 10.     Executive Compensation                                                         14
Item 11.     Security Ownership of Certain Beneficial Owners and Management                 15
Item 12.     Certain Relationships and Related Transactions, and Director Independence      15
Item 13.     Exhibit Index                                                                  16
Item 14.     Principal Accounting Fees and Services                                         16

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Fearless International, Inc., a Nevada corporation ("FEARLESS" or the "COMPANY") is engaged in the design and marketing of luxury performance powerboats and yachts. The Company is a development stage company. PBC, LLC, a Missouri company, was formed February 23, 2004 to design and develop luxury performance boats and yachts. This entity was dissolved and all assets and liabilities were transferred to PB Holdings, LLC, a Florida limited liability company formed on September 7, 2005. Due to changes in ownership, PB Holdings, LLC was dissolved and Fearless Yachts, LLC, a privately held Missouri limited liability company ("FEARLESS YACHTS"), was formed February 14, 2006.

On December 8, 2006, the Company (then known as New Era Marketing, Inc.), and Joseph MacKenzie, its then majority stockholder and president, entered into a Contribution Agreement (the "ACQUISITION AGREEMENT") with Fearless Yachts and its individual members. In connection with the closing of the Acquisition Agreement on December 11, 2006 (the "ACQUISITION"), Fearless Yachts became a wholly-owned subsidiary of the Company and the members of Fearless Yachts received an aggregate of 27,000,000 shares of the Company's common stock in exchange for all issued and outstanding membership interests in Fearless Yachts. As a result, at the closing of the Acquisition, the members of Fearless Yachts contributed 100% of their membership interests therein in return for a number of shares of common stock of the Company representing approximately 47% of the 57,100,000 shares of common stock issued and outstanding following the Acquisition, as the Company concurrently redeemed and canceled approximately 8,900,000 shares of its common stock.

The Acquisition was accounted for as a "reverse acquisition," as the former members of Fearless Yachts owned nearly a majority of the outstanding shares of the Company's common stock immediately following the Acquisition and all executive officers of the Company were prior to the Acquisition the executive officers of Fearless Yachts. Consequently, Fearless Yachts is deemed to be the acquirer in the reverse Acquisition and therefore the assets and liabilities and the historical operations of Fearless Yachts prior to the Acquisition are reflected in the financial statements and will be recorded at the historical cost basis of Fearless Yachts. The consolidated financial statements of the Company subsequent to the Acquisition includes the assets and liabilities of both the Company and Fearless Yachts, historical operations of Fearless Yachts, and operations of the Company from the closing date of the Acquisition. As a result of the issuance of the shares of the Company's common stock pursuant to the Acquisition, a change in control of the Company occurred on the date of the consummation of the Acquisition.

The financial statements included in this Annual Report were prepared in accordance with accounting principles applicable to a going concern. The Company is in the development stage and has not, as yet, achieved commercial production. At present, management devotes significant time to raise sufficient funds to fund its development operations. The ability of the Company to continue as a going concern with respect to its principal business activity is dependent upon its successful efforts to raise additional financing.

OVERVIEW

Fearless Yachts, the subsidiary of Fearless, was formed in 2004 to develop a line of high speed luxury motorboats and luxury high performance yachts. To accomplish this objective, Fearless hired Porsche Design Studio to design its line of boats. Fearless is a development stage company. Fearless has also initiated a relationship with American Marine Holdings, Inc. ("AMH"), the manufacturer of Donzi and Pro-Line boats, to manufacture its high performance boats under a separate line. Fearless anticipates offering more than luxury performance yachts; in management's view, it will offer an entry to unprecedented design and lifestyle for today's modern man and woman.

Management believes that Fearless has significant potential to profit and develop its business due to its innovation, creative design, and the substantial number of leisure motor boat and yacht purchases throughout the world. Fearless expects to have the ability to offer a unique and luxurious product. In management's opinion, this is the ideal time to launch luxury performance boats and yachts given its belief that many key indicators point to continued growth of the luxury high performance and yachting boat industries.

DESIGN

Fearless has established an exclusive relationship with Porsche Design Studio. Porsche Design Studio and Fearless have already created a 28-foot high speed luxury performance boat and a 68-foot luxury performance yacht. The companies are in the process of designing a 44-foot high speed luxury performance boat and anticipate beginning the development of an ultra high end 125-foot and 150-foot luxury performance yachts. Each of the high end boat and yacht lines is designed to be unique with regard to construction and style in the motor craft industry. Tooling for the high speed luxury motor boats is done by Marine Concepts, the premier tooling facility for high performance boats.

SALES

Fearless officially launched in the 28-foot high-speed performance boat in February 2007 at the Miami Boat Show, the largest boat show in the world.

Fearless presently is selling its high speed luxury performance boats in the United States using the following three-pronged approach:

         (a)      Select dealerships located in key geographical regions;

         (b) High end automotive dealerships that offer multiple high end brands. A kiosk at each dealership is being developed that will allow the customer to experience the Fearless lifestyle; and

         (c)      Major boat shows throughout the United States.

In addition, Fearless is in discussions with a select group of premier yacht brokerage houses to sell its luxury performance yachts. Fearless has contracts on 31 boats with the first boat delivered June 28, 2007.

Fearless plans to concentrate its efforts on US sales through 2007. Depending upon the success of such endeavors, we expect to subsequently expand internationally in 2008 through key distributors in select countries such as Dubai, France, England, Italy, Germany, Russia, Mexico, Colombia, Brazil, Argentina, and the Dominican Republic.

MARKETING

Fearless has engaged the firm of Harrison Shriftman to assist it in generating awareness for the Fearless brand while positioning the yachts as the ultimate accessory to own.

Fearless has also been working with Pro Access, a marketing and branding firm. Pro Access has extensive experience building brands and has implemented marketing campaigns for various Fortune 500 companies. Pro Access and Fearless are currently in discussion with some of globally recognized brands with respect to cross branding as a means of offering exclusive items and high quality products to future Fearless consumers.

The 28-foot high-speed performance boat has been featured in major TV news networks and print publications such as Robb Report, Miami Herald, Cigar Aficionado, Details, Time, Wired, Men Style, Esquire and PowerBoat Magazine.

MANUFACTURING

Fearless has entered into a manufacturing agreement with AMH, a company well known for its manufacturing of high performance boats under the Donzi trade name. Fearless has representatives present at the Donzi production facility to assure quality control during the manufacturing process. As part of our agreement with AMH, AMH will establish a separate line to produce the 28-foot and 44-foot luxury performance boats for Fearless at a fixed price. In addition, Donzi will provide warranty service on all Fearless luxury performance boats through Donzi's established network of dealerships.

INDUSTRY

Management believes that the global demand for recreational boating is on the rise. The $23.7 billion in sales in 2005 combined with the expected average yearly increase of 7% provides an excellent platform from which to launch Fearless Yachts (Source: "Opportunity Assessment for Composites in Global Boating Industry 2005-2010," E-Composites, Inc., dated 12/1/2005).

While North America still stands as the largest recreational boating region in the world, Europe has seen the greatest growth in recreational boating production over the past five years (Source: "Opportunity Assessment for Composites in Global Boating Industry 2005-2010," E-Composites, Inc., dated 12/1/2005).

Management believes that a current trend in the recreational boating industry that Fearless can take advantage of is the desire for larger and more expensive, high-end boats with greater performance. This anticipated increasing demand for luxury marine vehicles is partially attributable to the 78 million baby boomers that are reaching the age of maximum earning power (Source: IBIS World, Jan.
2006).

Recent legislation has resulted in reduced tariffs on boats throughout the world. This will likely facilitate our ability to offer competitive pricing on our high speed performance boats, which are manufactured in the United States, thus easing our ability to penetrate foreign markets. We anticipate continuing to design boats and yachts that will appeal to our target market by maintaining awareness of economic, environmental, and boating trends.

MATERIAL AGREEMENTS

AGREEMENT BETWEEN AMH & FEARLESS

General Conditions:

     o For the manufacture by AMH and distribution by Fearless of a minimum of 80 boats, including up to 4 prototypes; and

     o   Fearless will provide the Designs and Specifications ("D&S").

Production:

     o   Both parties will approve prototypes prior to production;

     o   AMH will:

                  Deliver first boat within two months and then 1-4 boats each month for first 20 boats; Purchase production materials on Fearless' account for the first 20 boats; and Reorder production materials in lots of 20 after the completion of boats 10, 30 and 50;

     o   Fearless will:

                  Reserve the right to inspect each boat before acceptance; Provide a Letter of Credit for the drawing of production material costs of $2,080,000; and Own all works-in-progress and retain lien rights.

Sharing of Risk:

     o   AMH retains risk of loss/damage until departure of AMH facility; and

     o   AMH and Fearless will jointly share builder's risk coverage.

Exclusivity:

     o   AMH cannot use the D&S for anything else;

     o If Fearless terminates the agreement prior to the end of its term, neither party can use the tooling without the other's consent; and

     o   AMH can't contract with another party while the agreement is in effect.

AGREEMENT BETWEEN PORSCHE DESIGN STUDIO & FEARLESS

General Conditions: General Design Agreement (from initial idea sketches to production) for developing motor boats/yachts under the Fearless Yachts brand. The work started on January 1, 2006 and will end December 31, 2010, unless such term is extended by the parties.

Exclusivity: During the term of this agreement, Porsche Design Studio may not develop a confusingly similar design for water motor craft between 1 and 150 feet. However, Porsche Design Studio can cooperate with other boating companies.

EMPLOYEES

As of June 29, 2007, Fearless has 4 employees. Fearless also engages the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by members of any labor union and we are not a party to any collective bargaining agreement.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Exchange Act and in accordance therewith must file reports, proxy statements and other information with the Securities and Exchange Commission (the "COMMISSION"). Such reports, proxy statements and other information filed may be inspected without charge and copies may be had at the prescribed fees at the Commission's addresses and at the Commission's website, each as provided immediately below.

The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, which can be found at http://www.sec.gov.

                                  RISK FACTORS

RISKS RELATED TO OUR COMPANY

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" QUALIFICATION IN THEIR REPORT ON OUR FINANCIAL STATEMENTS. Our auditors have included an explanatory paragraph in their report for the year ended March 31, 2007 indicating that there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this Annual Report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our common stock.

WE HAVE EXPERIENCED SEVERE WORKING CAPITAL AND LIQUIDITY SHORTAGES AND EXPECT TO CONTINUE TO DO SO FOR THE NEAR FUTURE. We had a deficit in working capital of $3,261,290, at March 31, 2007. At March 31, 2006, we had a deficit in working capital of $958,319. Our operating expenses are approximately $260,000 per month, and we have no revenues as of March 31, 2007. If we are successful in selling our boats and generating revenue, our costs of doing business will increase. While management is optimistic about our opportunities, we do not presently expect to generate significant revenues until the end of the 2007 calendar year, if at all. Although we raised approximately $1,700,000 of net proceeds from our April 2006 private placement as of March 31, 2007 and an additional amount of $570,000 since that time from private sales of securities, virtually all of these proceeds have been used for working capital and the purchase of certain fixed assets. We are in urgent need of additional financing.

WE WILL CONTINUALLY NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS OPERATIONS. At March 31, 2007, our cash position was $7,305 and our current monthly operating expenses are approximately $260,000. As stated above, even with the proceeds received from our April 2006 private placement, in order to continue our business development activities, we will be required to raise approximately $2,500,000 by no later than the end of September, 2007 and an additional amount of approximately $4,000,000 over the following twelve months. In the event that we are not able to develop our business as presently contemplated, the amount we will require in additional financing will rise substantially. In the event we are unable to obtain, on a timely basis, the additional financing required to meet our cash needs, we will have to reduce or curtail development of our business and our operations which would materially and adversely affect our development efforts, and could ultimately result in the loss of our business, insolvency and even bankruptcy. Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. We have incurred net losses each year since our inception and have had accumulated losses of approximately $228,538 through March 31, 2006 and approximately $3,574,443 through March 31, 2007. We expect to continue to incur net losses at least through the fourth quarter of our fiscal year ending on March 31, 2008 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable business development expenses and capital expenditures. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, our ability to establish and develop strategic relationships with our manufacturers, designers, marketers and sellers and regulatory developments and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

UNPROVEN PLAN OF OPERATIONS. We have recently adopted a new plan of operations. To date, implementation of this strategy has been limited, with only two relationships having been selected for further development. Accordingly, our business and operations should be considered to be in the development stage, subject to all of the risks inherent in the establishment of new business ventures. There can be no assurance that the intended business and operations of our company will be successful. Any future success that we might enjoy will depend upon many factors including factors which may be beyond our control, or which cannot be predicted at this time. We may encounter unforeseen difficulties or delays in the implementation of our plan of operations. There can be no assurance that such difficulties or delays will not have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company. The value of an investment in our company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in our company is highly speculative and no assurance can be given that purchasers of our securities will realize any return on their investment or that purchasers will not lose their entire investment.

THE HOLDERS OF OUR NOTES ARE ENTITLED TO PAYMENT ON THE MATURITY DATE OF APRIL 1, 2007 IN AN AGGREGATE AMOUNT OF $1,697,926 PLUS ACCRUED INTEREST. WE MAY DETERMINE TO OFFER THESE HOLDERS THE ABILITY TO CONVERT THE NOTES INTO SHARES OF OUR COMMON STOCK. IF WE ARE OBLIGATED TO REPAY THE AMOUNT UNDER THE NOTES IN CASH, WE MAY NOT BE ABLE TO IMPLEMENT OUR FULL PLAN OF OPERATION. At a rate of 18%, the interest payable will be approximately $157,400 for an aggregate of approximately $1,855,326 at March 31, 2007, to be repaid. We may determine to offer these holders the ability to convert the Notes into shares of our common stock. However, even if we do make this offer, there can be no assurance that it will be accepted by any of the holders. We would likely be obligated to offer the holders very favorable terms for any such conversion, which would be likely to have an adverse effect on the price of our common stock, which effect may be material. If such holders choose not to convert or extend the maturity, we would be required to use our current capital to repay the Notes. We do not presently have the ability to repay the Notes. If we did, any repayment would reduce any funds otherwise available to fund the development of our business. The maturity date of the Notes has passed. We are in discussions with the holders and hope to arrive at a resolution favorable to all parties; however there can be no assurance that we will be successful in our attempts to do so.

RISKS RELATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD NO COMMERCIAL PRODUCT SALES. WE MAY NOT BE ABLE TO MANUFACTURE OR COMMERCIALIZE OUR PRODUCTS IN A COST-EFFECTIVE MANNER. We are still a development stage company. Our activities have been limited to attempting to establish relationships with manufacturers, designers, marketers and sellers. We may not be able to have any of our yachts designed and manufactured in a cost-effective manner, if at all, and, if produced, we may not be able to successfully market these products.

WE MAY NOT HAVE THE RESOURCES NECESSARY FOR MARKETING OUR YACHTS. Our success will depend, in part, on whether we are able to enter into and maintain collaborative relationships with entities charged with marketing and distributing one or more of our products. We may not be able to establish or maintain such collaborative arrangements or to commercialize our products in foreign territories, and even if we do, our collaborators may not have effective sales forces. If we do not, or are unable to, enter into collaborative arrangements to sell and market our proposed products, we will need to devote significant capital, management resources, and time to establishing and developing an in-house marketing and sales force with technical expertise. We may be unsuccessful in doing so.

OUR MARKETING STRATEGIES MAY NOT BE SUCCESSFUL, WHICH WOULD ADVERSELY AFFECT OUR FUTURE REVENUES AND PROFITABILITY. Our revenues and future prospects depend on the successful marketing of our powerboats. We cannot assure you that consumers will be interested in purchasing our powerboats. We plan to use direct marketing to sell our products via television commercials, infomercials, magazine and newspaper advertising, and the Internet, as well as to retain marketing firms who may employ similar means of reaching potential customers. However, our infomercials and commercials may not generate sufficient income to continue to air them. If our marketing strategies fail to attract customers, our product sales will not produce future revenues sufficient to meet our operating expenses or fund our future operations. If this occurs, our business may fail and investors may lose their entire investment.

INTENSE COMPETITION. Success in the recreational boat and marine engine industry is largely dependent on a company's ability to sell high quality boats and engines at attractive prices with ample customer service and support. Our principal competitors in the boat industry for product sales are companies such as Mas, Ferretti Group, Azimut, Rodriguez Group, Genmar Group, Cigarette and Apache. All of our competitors have significantly greater financial resources than we do. Competition for product sales is also based upon our ability to attract independent dealers who are willing to distribute and market our products.

DEPENDENCE ON NEW PRODUCTS AND ADDITIONAL CAPITAL. The recreational boat industry is capital intensive. Average boat manufacturing costs rise each year as the cost of parts and labor continue to increase. Thus, in the event that we are unable to raise additional capital through any means, there can be no assurance that we will be able to continue as a going concern. Further, competitiveness in the recreational boat industry requires that new products be introduced to the market place in a constant and consistent manner. There is no assurance that we will be able to produce new products which generate the same levels of revenue that we expect our products to produce.

IF PRODUCT LIABILITY CLAIMS ARE BROUGHT AGAINST US, WE MAY INCUR SIGNIFICANT LIABILITIES. Although we carry liability insurance in amounts we believe to be reasonable to cover us from potential damages arising from the sale of our products, we are exposed to potential liability claims. A liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, and loss of revenues. We may not be able to obtain insurance coverage, or appropriate coverage that we can afford, or that will be adequate to satisfy any liability that may arise. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities. If we are required to pay a substantial judgment, we may not have sufficient financial resources to complete commercialization of our products and, if so, our financial condition, business and results of operations could be materially and adversely affected.

RISKS RELATED TO OUR SECURITIES

WE HAVE ENTERED INTO A SECURITY AGREEMENT TO SECURE OUR INDEBTEDNESS TO THE HOLDERS OF OUR NOTES. All of our assets have been pledged as collateral to secure our indebtedness to the holders of the Notes under the Security Agreement executed in connection with the Acquisition. In the event that we default on payment of our obligations, our indebtedness could be declared immediately due and payable and, in certain cases, our assets could be foreclosed upon. The aforementioned pledging of the assets to secure outstanding indebtedness makes such assets unavailable to secure additional debt financing, which most likely will adversely affect our ability to borrow in the future. In the event that the indebtedness were foreclosed upon, we would likely have to file for bankruptcy protection, in which case the value of our shares of common stock would be zero.

OUR LEVEL OF DEBT WILL REDUCE OUR NET INCOME AND MAY RESTRICT OUR OPERATIONS. As a result of the issuance of the approximately $1,697,926 in Notes, we will have a higher amount of debt than we had before completing the Acquisition. In addition to the negative effect on net income, our high level of debt could have the following consequences:

     o we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

     o   we may have difficulty satisfying our debt obligations;

     o certain of our indebtedness will be at variable interest rates, which will make us vulnerable to increases in interest rates;

     o we may be less flexible in reacting to changes in our business and the industry in which we operate;

     o a significant portion of our cash flow available from operations could be required to pay principal and interest on our debt, which will reduce the amount of funds that would otherwise be available to fund capital expenditures, invest in new technology and pursue other business opportunities;

     o we will be subject to numerous restrictions in the manner in which we conduct our business in the definitive financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt, sell assets and enter into transactions with affiliates; and

     o we may be placed at a competitive disadvantage compared to our competitors who have less debt.

WE ARE SUBSTANTIALLY LEVERAGED. THIS COULD AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER THE NOTES. Our substantial outstanding debt has important consequences to you, including the risk that we may not generate sufficient cash flow from financings or operations to pay principal of and interest on our indebtedness, including the Notes, or to invest in our businesses. Given that we will be unable to satisfy our obligations with cash flow from operations, we will have to attempt to raise cash to satisfy our obligations through potential sales of assets or equity or other debt financing, if possible. Our ability to raise funds by selling assets or equity or debt securities depends on a number of factors, including market conditions, restrictions contained in the definitive financing document, including the Purchase Agreement, and other factors. If we are unable to refinance indebtedness or raise funds through sales of assets or equity or otherwise, we may be unable to pay principal of and interest on the Notes.

ITEM 2.  PROPERTY

Beginning October, 2006 we leased office space under a sublease expiring December 31, 2009 for $4,000 per month. The monthly rent payment includes rent, sales tax, and shared office expense with the sublessor. Our corporate headquarters are located at 927 Lincoln Road, Suite 200, Miami, Florida 33139. Our general telephone number is (305) 674-1211, and our fax number is (305) 674-1311.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

There has been an objection filed by No Fear, Inc. on two trademark applications by Fearless Yachts. Its objection is on the alleged basis that the trademarks would be confusing and are too similar to marks held by No Fear, Inc. Fearless Yachts has challenged these objections as No Fear, Inc. does not have any trademarks in the challenged fields. Management of the Company believes that the goods and services provided by Fearless Yachts are not sufficiently related to the goods and services of No Fear, Inc. and that the trademarks could not be encountered by the same persons under circumstances that could give rise to the mistaken belief that the respective goods originate from the same providers. The matters are on a schedule with a hearing to take place some time at the end of 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders for the quarter ended March 31, 2007.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. Our common stock, par value $0.001 par value per share, is quoted on the OTC BB under the symbol FRLE.OB. Prior to the consummation of the Acquisition on December 11, 2006 and our acquisition of Fearless Yachts, our company was only a shell corporation with no operations, and our common stock was not traded nor did it have a trading market.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the Nasdaq Stock Market. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                            High       Low
                                                            ----       ---
Fiscal 2007
-----------

1st Quarter -  April 1, 2006 through June 30, 2006          NA       NA

2nd Quarter - July 1, 2006 through September 30, 2006       NA       NA

3rd Quarter - October 1, 2006 through December 31, 2006     $2.85    $0.50

4th Quarter - January 1, 2007 through March 31, 2007        $2.35    $0.45

Fiscal 2008
-----------

1st Quarter -  April 1, 2007 to date                        $0.90   $0.45

The last sale price of our common stock on June 27, 2007 was $0.52.

As of June 25, 2007, our common stock was held of record by approximately 56 shareholders. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries There are no issued and outstanding options to purchase shares of our common stock; however, there are warrants to purchase a number of shares of our common stock that cannot be determined unless and until we complete our next round of financing.

Other than 18,576,000 shares of common stock, all of our remaining 39,279,800 issued and outstanding shares of common stock are deemed to be "restricted securities" for purposes of Rule 144 under the Securities Act and, accordingly, may not be sold absent their registration under the Securities Act or pursuant to Rule 144 following their being held for the applicable holding periods set forth in Rule 144.

We became a reporting company under the Exchange Act upon the filing and simultaneous effectiveness of the Form 8-A registration statement, which occurred as of August 1, 2006. Consequently, our stockholders have been able to rely upon Rule 144 since October 29, 2006.

In general, under Rule 144 as currently in effect, a person or group of persons whose shares are aggregated, who has beneficially owned restricted shares for at least one year, including the holding period of any prior owner except an affiliate of ours, would be entitled to sell, within any three month period, a number of shares that does not exceed 1% of the number of then outstanding shares of our Common Stock; provided, that public information about us as required by Rule 144 is available and the seller complies with manner of sale provisions and notice requirements.

Our transfer agent is 1st Global Stock Transfer, LLC, located at 7361 Prairie Falcon Rd Suite 110, Las Vegas, NV 89128.

DIVIDENDS. We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of Neah Power Washington's business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.  None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-KSB contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed below the heading "Overview" and in our periodic reports and in other filings that we make with the Commission under the Securities Act and the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

         o        general economic conditions;

         o        limited operating history;

         o        results of additional development of our business;

         o        intense competition in our industry;

         o our future capital needs and our ability to obtain financing, and

         o other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to our company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

The following discussion reflects management's analysis of the operating history of our company and its predecessor entity, Fearless Yachts. As such, the discussion only represents management's current assessment of the operations of the business. There can be no implication that the results discussed herein will necessarily continue into the future, or that any of the conclusions expressed below will necessarily be indicative of actual operating results in the future. This discussion should be read in conjunction with the unaudited financial statements of March 31, 2007, and the related statements of expenses, changes in members' equity (deficit) and cash flows for each of the three-month period and the twelve-month period ended on March 31, 2007.

OVERVIEW

The Company is engaged in the design and marketing of luxury performance powerboats and yachts.

PBC, LLC, a Missouri company, was formed February 23, 2004 to design and develop luxury performance boats and yachts. This entity was dissolved and all assets and liabilities were transferred to PB Holdings, LLC, a Florida limited liability company formed on September 7, 2005. PB Holdings was managed by Gary Fears as majority equity owner. Due to changes in ownership, PB Holdings, LLC, was dissolved and Fearless was formed February 14, 2006.

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

CRITICAL ACCOUNTING POLICIES

ACCOUNTING FOR WARRANT  REGISTRATION RIGHTS

The Warrants have a registration rights provision for liquidated damages:

         a. EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" addresses financial instruments (such as stock purchase warrants), which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause.

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

ACCOUNTING FOR WARRANT FAIR VALUE

Due to the contingencies inherent in the fixing of the exercise price of the warrants and the nature of the Company's operations at this time, the fair value attributable to these warrants upon their issuance is zero. The provision for the warrant exercise price being reset if the company raises money at a lower price than the exercise price may create a situation that will require the fair value of the modification (fair value immediately before the reset vs. the fair value upon reset) to be charged to the income statement.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 in January 2006 did not have a significant impact on the Company's financial statements.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity ("SPE") to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB
Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company's consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and met its capital expenditures requirements primarily though cash generated from contributions from its shareholders, sales of its securities, and borrowings.

As of March 31, 2007, the Company had negative working capital in the amount of $3,261,290 compared to a negative working capital of $958,319 as of March 31, 2006. Cash used by operating activities was $868,548 for the twelve months ended March 31, 2007 compared to cash used by operating activities for the twelve months ended March 31, 2006 of $135,480.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Net cash used by investing activities for the twelve months ended March 31, 2007 were $1,623,333 as compared to $121,306 for the twelve months ended March 31, 2006. The net cash used by investing activities was predominantly due to the purchase of certain fixed assets.

Net cash provided from financing activities was $2,298,806 for the twelve months ended March 31, 2007. Net cash provided from financing activities was $457,166 for the twelve months ended March 31, 2006. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and borrowings.

Management expects to continue to invest in the Company's expansion and this may have a negative impact on cash flows. Management believes that expansion in the areas of sales and operations are essential in attaining growth and profitability in the future. Cash on hand on the date hereof and cash generated by operations in conjunction with our working capital will not be sufficient to continue our business for the next twelve months. Management continually reviews the Company's overall capital and funding needs, taking into account current business needs, as well as future goals and requirements. Based on the Company's business strategy, management believes the Company will need to increase its net capital and that the best way to do this is through the sale of additional securities or debt instruments. For more information on cash flows, please see the statement of cash flows included in our financial statements appearing elsewhere herein.

Should the Company's costs and expenses prove to be greater than its currently anticipates, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of its working capital would be accelerated.

ITEM 7.  FINANCIAL STATEMENTS

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our officers and directors were appointed on December 11, 2006, the closing date of the Acquisition. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualified. Executive officers serve at the pleasure of the board of directors.

NAME                      AGE    POSITION

Jeffrey I. Binder         60     Chairman, Chief Executive Officer and President
Charles W. De Angelo      44     Chief Operating Officer & Secretary
Carol A. Stephan          58     Chief Financial Officer

JEFFREY I. BINDER. Mr. Binder has served as chief executive officer and manager of Fearless since July 14, 2006. He became our chief executive officer and director at the closing of the Acquisition. Since January 2006, Mr. Binder has served as the Chairman of Infinity 8. From August 2002 through August 2004, Mr. Binder was the chairman of Watermark International Productions. Mr. Binder is the Chairman of JeMJ Financial Services, Inc., a private holding company with various ownership interests in public and private companies and real estate, a position he has held since 1987. As Chairman of JeMJ, Mr. Binder put together a private group of investors that purchased Commodore Cruise Lines from EfJohn, a publicly traded company in Finland. Mr. Binder received his Juris Doctorate Degree from George Washington National Law Center, Washington DC in 1971.

CHARLES W. DE ANGELO. Mr. De Angelo has served as the chief operating officer of Fearless since its inception in 2004 and is one of its founding members. Since 1995, Mr. De Angelo has served as operations manager for Gemco Management, Inc., a diversified holding company focused on ocean front real estate and mega yacht renovation projects; however, he will henceforth dedicate all his time to Fearless. In 1990, Mr. De Angelo relocated to South Florida and started a luxury yacht charter business associated with the 5 star Boca Raton Resort and Club. The fleet included 2 luxury yachts and a high performance race boat. From 1984 through 1989, he served as a financial analyst with Citibank NA. Mr. De Angelo holds a U.S. Merchant Marine Masters License. He received his B.S. in Marketing from St. John's University in 1984 and expects to receive an MBA in finance from St. John's University in 2007.

CAROL A. STEPHAN. Ms. Stephan has served as the chief financial officer of Fearless since inception in 2004. Since moving to Florida in 1988 Ms. Stephan has held senior financial positions in turn around environments and has held a senior position in a startup company, PrimeCo, which evolved into Verizon Wireless. Additionally, she has been responsible for division operations in such locations as Hong Kong, Ireland and Latin America. Ms. Stephan received her B.S. in Accounting and Finance in 1978 and received her M.B.A. in Operations Management and Finance from Benedictine University in 1980.

FAMILY RELATIONSHIPS.  None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

AUDIT COMMITTEE. At present the Company does not have an audit committee and consequently the entire board of directors is deemed to constitute the audit committee. Since our management recently changed as a result of the acquisition of Fearless Yachts, we were not able to identify and appoint a suitable nominee in time for this Annual Report. Our board of directors presently consists solely of Mr. Binder, who is not independent within any definition. We intend to appoint at least one independent member to our board of directors as promptly as practicable. We have begun to interview qualified individuals for service on our audit committee and our management is diligently pursuing such a candidate with a view to appointing an audit committee promptly.

AUDIT COMMITTEE FINANCIAL EXPERT. We do not have an audit committee, nor do we have an audit committee financial expert. However, as stated immediately above, we are currently pursuing at least one candidate to serve on our audit committee and expect to nominate a person qualified to serve as an audit committee financial expert shortly.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the Commission. Directors, executive officers and beneficial owners of more than 10% of our Company's common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

We were not subject to the Section 16(a) as at the end of our last fiscal year, which ended on March 31, 2006. To the Company's knowledge, no present officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to the Company's acquisition of Fearless Yachts.

CODE OF ETHICS.  To date,  we have not adopted a Code of Ethics as  described in
Item 406 of Regulation S-B. Given our recent acquisition of Fearless, we have not yet had the opportunity to adopt a code of ethics. However, we intend to adopt a code of ethics as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the year ended March 31, 2007, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during the period then ended and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 for such period (the "NAMED EXECUTIVE OFFICERS").

                                                                                           NONQUALIFIED
                                                                         NON-EQUITY        DEFERRED
                                                               OPTION    INCENTIVE PLAN    COMPENSATION     ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY      BONUS     AWARDS    COMPENSATION      EARNINGS         COMPENSATION    TOTAL
---------------------------     ----     ------      -----     ------    ------------      --------         ------------    -----

Joseph MacKenzie                2007     --          --        --                                           --
Former President

Jeffrey I. Binder               2007     $200,000    --        --                                           $28,000         $228,000
Chief Executive Officer(1)

Charles De Angelo               2007     $87,500     --        --                                           $3,300          $90,800
Chief Operating Officer

Carol Stephan                   2007     $41,360     --        --                                           --              $41,360
Chief Financial Officer

(1) See "Employment Agreement" below.

EMPLOYMENT AGREEMENT. On July 14, 2006, Fearless Yachts and Mr. Binder entered into an employment agreement providing for the salary shown above on an
annualized   basis.  The  employment   agreement  was  adopted
by our company substantially as it was entered into with Fearless Yachts, including with respect to the salary. Under the employment agreement, we expect to pay Mr. Binder a bonus equal to five percent (5%) of our net profits as reflected in our audited financial statements beginning with the fiscal year ended March 31, 2007. We expect that Mr Binder will be issued options to purchase shares of our common stock for a price and with respect to a number of shares of our common stock to be based on our net profits as reflected in our audited financial statements beginning with the fiscal year ended March 31, 2007.

STOCK OPTION PLANS. We do not currently have any stock option plans in place, but we may determine to adopt such a plan applicable to members of our board of directors, employees or others in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 25, 2007, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. Our outstanding voting securities at the close of business on the date of this annual report consisted of 57,855,800 shares of common stock, $.001 par value. Unless otherwise indicated, the address of each of the named persons is care of Fearless International, Inc., 927 Lincoln Road, Suite 200, Miami, Florida 33139.

                                                                            Percentage
Name And Address                          Shares Beneficially Owned (1)     Beneficially Owned
----------------                          -----------------------------     ------------------

Jeffrey I. Binder (2)                                         7,997,400                  13.8%

Charles W. De Angelo                                          2,497,500                   4.3%

Carol A. Stephan                                                 20,000                      *

All officers and directors as a group
(4 persons)                                                  10,514,900                  18.2%

* Less than one percent.

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Consists of 5,499,900 shares of our common stock directly held by Mr. Binder and 2,497,500 shares of our common stock indirectly held by Mr. Binder through JeMJ Financial Services, Inc., an entity in which Mr. Binder holds sole voting and dispositive power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 18, 2006, the Company (then known as New Era Marketing, Inc.) issued 1,750,000 shares of $0.001 par value common stock to Joseph MacKenzie, an officer and director at the time, in exchange for cash in the amount of $7,500. Pending the forward split that was effectuated on November 20, 2006, these shares were split into 21,000,000 shares of common stock. In connection with the closing of the Acquisition, all but 12,100,000 of Mr. MacKenzie's shares of our common stock were cancelled.

Pursuant to the employment agreement entered into with Mr. Binder as of July 14, 2006, he was granted the right to purchase twenty-five percent (25%) of the equity in Fearless Yachts for a price of $2,500. Immediately prior to the closing of the Acquisition, Mr. Binder held 20.37% of the equity of Fearless Yachts in his own name and an additional 9.25% through JeMJ Financial Services, Inc., an entity in which he holds sole voting and dispositive power and that is wholly owned by him. JeMJ Financial Services acquired its interest on October 18, 2006 through the payment of $925.

Other than the foregoing, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

         o        Any of our directors or officers;

         o        Any person proposed as a nominee for election as a director;

         o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

         o        Any of our promoters; or

         o Any relative or spouse of any of the foregoing persons who has the same house address as such person.

All current transactions between us and our officers, directors and principal stockholders or any affiliates thereof are, and in the future will be, on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.       Exhibit Name
-----------       ------------

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)      Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                            March 31, 2007     March 31, 2006
                                            --------------     --------------
                  (i)   Audit Fees              $30,000            $28,168
                  (ii)  Audit Related Fees      $                  $
                  (iii) Tax Fees                $                  $
                  (iv)  All Other Fees          $ 5,200            $
                                                -------            -------
                  Total fees                    $35,200            $28,168
                                                =======            =======

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Kempisty & Company, Certified Public Accountants, P.C. ("KEMPISTY"), in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS. We currently do not have an audit committee. Accordingly, our board of directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis.

                           FEARLESS INTERNATIONAL, INC

                              FINANCIAL STATEMENTS

                                AT MARCH 31, 2007

                           FEARLESS INTERNATIONAL, INC




                                      INDEX



                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       F2

CONSOLIDATED BALANCE SHEET                                                    F3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                               F4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                    F5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                               F6

NOTES TO FINANCIAL STATEMENTS                                             F7-F11


                                       F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
------------------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fearless International, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Fearless International, Inc. as of March 31, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fearless International, Inc. at March 31, 2007, and the results of its operations and cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred start-up losses to date. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management 's plan in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



Kempisty & Company
Certified Public Accountants PC
New York, New York
June 27, 2007


                                       F2

                     FEARLESS INTERNATIONAL, INC
                    (A Development Stage Company)
                      Consolidated Balance Sheet


                                                                  MARCH 31, 2007
                                                                  --------------
ASSETS
       CURRENT ASSETS

            CASH                                                        $ 7,305
            OTHER CURRENT ASSETS                                          5,500
                                                                   -------------
       TOTAL CURRENT ASSETS                                              12,805
                                                                   -------------
       FIXED ASSETS
            TOOLING FOR BOAT ENGINES                                    265,000
            28' TOOLING                                                 517,060
            28' PROTOTYPE                                               400,000
            44' DESIGN AND TOOLING                                      146,878
            GENERAL BOAT DESIGN                                       1,013,305
            OTHER FIXED ASSETS                                           20,870
                                                                   -------------
               TOTAL FIXED ASSETS                                     2,363,113
            ACCUMULATED DEPRECIATION                                    (30,607)
                                                                   -------------
       NET FIXED ASSETS                                               2,332,506
                                                                   -------------
TOTAL ASSETS                                                        $ 2,345,311
                                                                   =============
LIABILITIES & EQUITY
       LIABILITIES
            CURRENT LIABILITIES
                 ACCOUNTS PAYABLE                                     $ 834,718
                      CUSTOMER PROGRESS PAYMENTS                        175,900
                      SHORT TERM LOANS (NOTE 4)                         254,423
                      ACCRUED EXPENSES (NOTE 5)                         306,583
                      BRIDGE LOAN (NOTE 3)                            1,697,926
                      PAYROLL LIABILITIES                                 4,545
                                                                   -------------
            TOTAL CURRENT LIABILITIES                                 3,274,095
                                                                   -------------
       TOTAL LIABILITIES                                              3,274,095
       EQUITY
            COMMON STOCK: 0.001 PAR VALUE, 840,000,000
                 SHARES AUTHORIZED; 57,600,000 SHARES
                 OUTSTANDING (NOTE 7)                                    57,600
            ADDITIONAL PAID-IN CAPITAL                                2,588,059
            RETAINED EARNINGS                                          (228,538)
            NET INCOME                                               (3,345,905)
                                                                   -------------
       TOTAL EQUITY                                                    (928,784)
                                                                   -------------
TOTAL LIABILITIES & EQUITY                                          $ 2,345,311
                                                                   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                       F3

                          FEARLESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Operations
                 For the Years Ended March 31, 2007 and 2006 and
                February 23, 2004 (Inception) to March 31, 2007

                                                                                         February 23, 2004
                                                          Twelve Months Ended             (Inception) to
                                                   March 31, 2007      March 31, 2006     March 31, 2007
                                                   --------------      --------------    -----------------
OPERATING EXPENSES
     MARKETING                                      $    385,203        $          -       $     385,203
     ADVERTISING                                         122,511                 464             122,975
     PROMOTIONS/BOAT SHOWS                               419,785              73,517             494,951
     PROFESSIONAL/LEGAL FEES                             365,312              65,853             450,175
     PAYROLL EXPENSES                                    339,163                   0             339,163
     TRAVEL EXPENSES                                     101,677              38,779             168,238
     DEPRECIATION                                         30,607                   0              30,607
     LEGAL SETTLEMENT                                  1,175,000                   0           1,175,000
     OTHER GENERAL & ADMINISTRATIVE EXPENSES              90,058               1,364              91,542
                                                   --------------      --------------      --------------
          TOTAL OPERATING EXPENSES                     3,029,316             179,977           3,257,854
                                                   --------------      --------------      --------------
LOSS FROM OPERATIONS                                  (3,029,316)           (179,977)         (3,257,854)
OTHER EXPENSE
     BRIDGE LOAN FEES                                    140,987                   0             140,987
     INTEREST EXPENSE                                    175,602                   0             175,602
                                                   --------------      --------------      --------------
          TOTAL OTHER EXPENSE                            316,589                   0             316,589
                                                   --------------      --------------      --------------
NET (LOSS) BEFORE TAX PROVISION                       (3,345,905)           (179,977)         (3,574,443)

TAX (BENEFIT) PROVISION                                        0                   0                   0
                                                   --------------      --------------      --------------

NET (LOSS)                                          $ (3,345,905)       $   (179,977)       $ (3,574,443)
                                                   ==============      ==============      ==============

BASIC AND DILUTED (LOSS) PER SHARE                  $     (0.058)       $     (0.003)       $     (0.063)
                                                   ==============      ==============      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                   57,219,178          57,100,000          57,100,000
                                                   ==============      ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                       F4

                           FEARLESS INTERNATIONAL, INC
                          (A Development Stage Company)
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
                 February 23, 2004 (Inception) to March 31, 2007

                                              Common Stock              Additional
                                      -----------------------------      Paid-In         Members         Retained          Total
                                          Shares         Amount           Capital         Equity         Earnings          Equity
                                      -----------------------------    -------------    ----------    --------------    ------------
Balance February 23, 2004                57,100,000       $ 57,100                                     $                 $   57,100

Net Loss for Year                                                                                           (17,505)        (17,505)
                                      -----------------------------    -------------    ----------    --------------    ------------

Balance March 31, 2004                   57,100,000         57,100                                          (17,505)         39,595

Net Loss for Year                                                                                           (31,056)        (31,056)
                                      -----------------------------    -------------    ----------    --------------    ------------

Balance, March 31 2005                   57,100,000         57,100                                          (48,561)          8,539

Net Loss for Year                                                                                          (179,977)       (179,977)
Contributions from Members                                                               $ 10,000                 0          10,000
                                      -----------------------------    -------------    ----------    --------------    ------------

Balance, March 31, 2006                  57,100,000         57,100                         10,000          (228,538)       (161,438)

Net Loss for Year                                                                                        (3,345,905)     (3,345,905)
Reverse Merger with New Era                                             $   843,824       (10,000)                          833,824
Stock Issued for Settlement                 500,000            500        1,174,500                                       1,175,000
Sale of Stock                                                               569,735                                         569,735
                                      -----------------------------    -------------    ----------    --------------    ------------

Balance March 31, 2007                   57,600,000       $ 57,600      $ 2,588,059      $      -      $ (3,574,443)     $ (928,784)
                                      =============================    =============    ==========    ==============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                       F5

                          FEARLESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                 For the Years Ended March 31, 2007 and 2006 and
                     February 23, 2004 (Inception) to Date

                                                                        TWELVE MONTHS ENDED            FEBRUARY 23, 2004
                                                                 --------------     --------------      (INCEPTION) TO
                                                                 MARCH 31, 2007     MARCH 31, 2006      MARCH 31, 2007
                                                                 --------------     --------------     -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES
        NET (LOSS)                                                $ (3,345,905)       $ (179,977)       $ (3,574,443)
        ADJUSTMENTS TO RECONCILE NET INCOME
        TO NET CASH PROVIDED (USED) BY OPERATIONS:
             DEPRECIATION EXPENSE                                       30,607                 0              30,607
             STOCK ISSUED FOR SETTLEMENT                             1,175,000                 0           1,175,000
             DEPOSITS                                                   (4,000)                0              (4,000)
             DUE FROM SHAREHOLDERS                                         300            (1,800)             (1,500)
             ACCOUNTS PAYABLE                                          788,422            46,297             834,718
             CUSTOMER PROGRESS PAYMENTS                                175,900                 0             175,900
             ACCRUED EXPENSES                                          306,583                 0             306,583
             PAYROLL LIABILITIES                                         4,545                 0               4,545
                                                                 --------------      ------------      --------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (868,548)         (135,480)         (1,052,590)
   CASH FLOWS FROM INVESTING ACTIVITIES
        PURCHASE OF FIXED ASSETS                                    (1,623,333)         (121,306)         (2,363,114)
                                                                 --------------      ------------      --------------
   NET CASH USED  INVESTING ACTIVITIES                              (1,623,333)         (121,306)         (2,363,114)
   CASH FLOWS FROM FINANCING ACTIVITIES
        CAPITAL CONTRIBUTION                                           890,924            10,000             900,924
        NOTES PAYABLE TO MEMBER                                                          247,166
        MEMBER NOTES PAYBLE TO EQUITY                                 (914,203)                0
        SHORT TERM LOAN PROCEEDS                                       254,423                 0             254,423
        BRIDGE LOAN PROCEEDS                                         1,497,926           200,000           1,697,926
        PROCEEDS FROM SALE OF STOCK                                    569,735                 0             569,735
                                                                 --------------      ------------      --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,298,806           457,166           3,423,008
                                                                 --------------      ------------      --------------
NET CASH INCREASE FOR PERIOD                                          (193,075)          200,380               7,305
CASH AT BEGINNING OF PERIOD                                            200,380                 0                   0
                                                                 --------------      ------------      --------------
CASH AT END OF PERIOD                                                  $ 7,305        $  200,380        $      7,305
                                                                 ==============      ============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                       F6

NOTES TO THE AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND OPERATION

Fearless International, Inc., a Nevada corporation (the "COMPANY") is engaged in the design and marketing of luxury performance powerboats and yachts. The Company is a development stage company.

PBC, LLC, a Missouri company, was formed February 23, 2004 to design and develop luxury performance boats and yachts. This entity was dissolved and all assets and liabilities were transferred to PB Holdings, LLC, a Florida limited liability company formed on September 7, 2005.

Due to changes in ownership, PB Holdings, LLC was dissolved and Fearless Yachts, LLC, a privately held Missouri limited liability company ("FEARLESS YACHTS"), was formed February 14, 2006.

On December 8, 2006, the Company (then known as New Era Marketing, Inc.), and Joseph MacKenzie, its then majority stockholder and president, entered into a Contribution Agreement (the "ACQUISITION AGREEMENT") with Fearless Yachts and its individual members. In connection with the closing of the Acquisition Agreement on December 11, 2006 (the "ACQUISITION"), Fearless Yachts became a wholly-owned subsidiary of the Company and the members of Fearless Yachts received an aggregate of 27,000,000 shares of the Company's common stock in exchange for all issued and outstanding membership interests in Fearless Yachts. As a result, at the closing of the Acquisition, the members of Fearless Yachts contributed 100% of their membership interests therein in return for a number of shares of common stock of the Company representing approximately 47% of the 57,100,000 shares of common stock issued and outstanding following the Acquisition, as the Company concurrently redeemed and canceled approximately 8,900,000 shares of its common stock.

ACCOUNTING TREATMENT; CHANGE OF CONTROL.

The Acquisition was accounted for as a "reverse acquisition," as the former members of Fearless Yachts owned nearly a majority of the outstanding shares of the Company's common stock immediately following the Acquisition and all executive officers of the Company were prior to the Acquisition the executive officers of Fearless Yachts. Consequently, Fearless Yachts is deemed to be the acquirer in the reverse Acquisition and therefore the assets and liabilities and the historical operations of Fearless Yachts prior to the Acquisition are reflected in the financial statements and will be recorded at the historical cost basis of Fearless. The consolidated financial statements of the Company subsequent to the Acquisition includes the assets and liabilities of both the Company and Fearless Yachts, historical operations of Fearless Yachts, and operations of the Company from the closing date of the Acquisition. As a result of the issuance of the shares of the Company's common stock pursuant to the Acquisition, a change in control of the Company occurred on the date of the consummation of the Acquisition.

These financial statements are prepared in accordance with accounting principles applicable to a going concern. The Company is in the development stage and just begun commercial production. At present, management devotes significant time to raise sufficient funds to fund its development operations. The ability of the Company to continue as a going concern with respect to its planned principal business activity is dependent upon its successful efforts to raise additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 in January 2006 did not have a significant impact on the Company's financial statements.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity ("SPE") to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and
Equity Securities," ("SFAS No. 115"), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company's consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the financial position and operating results of the Company which include its wholly owned subsidiary, Fearless Yachts.

FISCAL YEAR

The Company's fiscal year-end is March, 31st, which is its natural business year end.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported


                                       F7
amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FIXED ASSETS

Fixed Assets are stated at cost, net of accumulated depreciation. Depreciation is calculating using the straight-line method over the estimated useful lives of the assets, which range from one to ten years. Maintenance and repairs are charged to expense when incurred.

Fixed assets consist of the following:

                                                     As of            As of
                                                 March 31, 2007   March 31, 2006
                                                 --------------   --------------

         Fixed assets at cost                      $2,363,113        $739,781
         Less:  accumulated depreciation               30,607              --
                                                   ----------        --------

         Net Fixed Assets                          $2,332,506        $739,781
                                                   ==========        ========


ADVERTISING COSTS

The Company expenses marketing, promotion, and advertising costs as incurred.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires dual presentation of earnings per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

NOTE 3. BRIDGE LOANS PAYABLE AND WARRANTS

The bridge loans payable were originally issued as 10% Senior Secured Promissory Notes, with outstanding principal due and payable on the earlier to occur of July 27, 2006 or upon closing of a financing of $5,000,000. In connection with the closing of the Acquisition, Fearless Yachts and the Company agreed to permit the lenders to surrender the notes for cancellation in exchange for new secured promissory notes issued by the Company (the "NOTES") having substantially similar terms as the notes originally issued by Fearless Yachts. The Notes carry an interest rate equal to 18% and have a maturity date of April 1, 2007. The Company expects lenders holding a considerable majority, if not all, of the dollar amount under the notes originally issued by Fearless to surrender these notes for the Notes to be issued by the Company. As of March 31, 2007, the total amount owed by the Company to the lenders under the Notes was $1,697,926 and total accrued interest at March 31, 2007 was $157,343 based upon the 18% rate. The bridge loan fees of 13% and agency fees of $75,000 have been expensed as additional interest.

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

The warrants have a Registration Rights provision for liquidated damages:

         a. EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" addresses financial instruments (such as stock purchase warrants), which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause.


                                       F8

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

Due to the contingencies inherent in the fixing of the exercise price of the warrants and the nature of the Company's operations at this time, the fair value attributable to these warrants upon their issuance is zero.

NOTE 4. SHORT TERM LOANS

The short term loans, aggregating $254,423 as of March 31, 2007, do not accrue any interest. An aggregate of $254,423 of the loans were made by related parties to the Company.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                              For the Year Ended
                                                               2007        2006
                                                             -------     -------

                  Interest on Bridge Loans                   157,343          --
                  Accrued Payroll                            149,240          --
                                                             -------     -------

                  Total Accrued Expenses                     306,583          --
                                                             =======     =======


NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of financial Accounting Standard ("SFAS") 128, "Earnings per Share", requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the period.

                                                       For Years Ended March 31,
                                                          2007           2006
                                                       ----------     ----------

Weighted average number of common shares
outstanding                                            57,219,178     57,100,000

Effect of dilutive shares                                       0              0
                                                       ----------     ----------

Dilutive shares outstanding                            57,219,178     57,100,000
                                                       ==========     ==========

NOTE 7. COMMON STOCK

There are currently 840,000,000 shares of common stock authorized with a par value of $.001 per share. At March 31, 2007, there were 57,600,000 such shares issued and outstanding, of which 39,024,000 are restricted.

NOTE 8. COMMITMENTS AND CONTINGENCES

On March 14, 2006, the Company entered into an agreement with Porsche Design Studio. Under the terms of the agreement, Porsche Design Studio has agreed to design, on an exclusive basis, high-speed motorboats and yachts up to 150 feet in length. Under the terms, the Company agrees to pay Porsche Design Studio a set fee to be determined on a project-by-project basis for such design services.


                                       F9

On May 9, 2006, the Company entered into an agreement with American Marine Holdings, LLC (AMH). Under the terms of the agreement, AMH has agreed to assist the Company in the development of the mold for its high-speed 28-foot motorboat and to construct it at a fixed price to the Company.

On October 1, 2006, the Company entered into an agreement with Harrison & Shriftman, LLC, to provide public relations services, brand consultation and strategic partnership outreach. There is a monthly fee of $15,000 for these services.

On December 27, 2006, the Company entered into a financial advisory engagement letter whereas Forvest Trust SA ("FORVEST") will act as it non-exclusive advisor in connection with the raising funds, refinancing of debt and mergers and acquisitions for certain said fees and warrants.

On December 27, 2006, the Company entered into a Securities Purchase Agreement with Forvest under which the Company agreed to sell its 18% Secured Promissory Notes in the aggregate principal amount of up to $750,000.

On January 4, 2007, the Company entered into an agreement with ZA Consulting Inc., ("ZA"), as its investor relations consultant with respect to matters concerning the financial and investment communities. There will be a monthly fee of $5,000 for these services.

On March 1, 2007, the Company entered into a one year agreement with Pro Access, Inc, as its marketing company to generate creative marketing programs and campaigns to garner brand awareness and sales for Fearless' related businesses. There is a monthly fee of $20,000 for these services.

NOTE 9. INCOME TAXES

Provisions for federal, state and local income taxes are calculated on reported financial statement pretax income based on current tax law. The income tax benefit for the year ended March 31, 2007 consists of the following:

                                       Current          Deferred         Total
                                       -------          --------         -----

Federal                               $(700,000)       $ 700,000       $      --
State and local                         (80,000)          80,000              --
                                      ---------        ---------       ---------
                                      $(780,000)       $ 780,000       $      --
                                      =========        =========       =========

Provisions for federal, state and local income taxes are calculated on reported financial statement pretax income based on current tax law. The income tax provision for the year ended March 31, 2006 consists of the following:

                                       Current          Deferred         Total
                                       -------          --------         -----

Federal                               $      --         $      --      $      --
State and local                              --                --             --
                                      ---------         ---------      ---------
                                      $      --         $      --      $      --
                                      =========         =========      =========


The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended March 31, 2007 and 2006:

                                                              March 31,
                                                                2007       2006
                                                                ----       ----
Tax expense (benefit) at Federal rate (34%)                    -34.0%     -34.0%
State and local income tax, net of Federal benefit              -4.0%      -4.0%
Effect of losses taken by LLC members                           24.0%      38.0%
Change in valuation allowance                                   14.0%       0.0%
                                                               -----      -----
  Net income tax (benefit) allowance                              --         --
                                                               =====      =====


                                      F10

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                                       March 31,
                                                                         2007
                                                                         ----

Loss Carry forwards                                                   $ 780,000
Valuation allowance                                                    (780,000)
                                                                      ---------
                                                                      $      --
                                                                      =========

The Company has a net operating loss carry forward of approximately $2,000,000 which expires in 2027.

The Company has provided a full valuation allowance against deferred tax assets at March 31, 2007, due to uncertainties in the Company's ability to use its net operating losses. During 2007, the valuation allowance increased by $780,000.

For the year ended March 31, 2006 and the period April 1, 2006 through December 8, 2006 the Company operated as an LLC. Under this form of organization the tax benefits were used by the LLC members.

NOTE 10. SUBSEQUENT EVENTS

The Company established a letter of credit facility on April 26, 2007 for $2,080,000 with Mellon United National Bank for drawing of production material costs by AMH. This was secured by a pledge agreement with Kevin Flynn. The agreement has a one year term and pays interest to Mr. Flynn at 15% per annum.

On April 17, 2007, the Company entered into a stock placement agreement with Bellador Advisory Services under which Bellador agrees to recommend the Company stock to Bellador's clients outside the United States only as an investment. Bellador agrees to arrange for up to $3,000,000 (U.S.) of net funding to the Company.


                                      F11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FEARLESS INTERNATIONAL, INC.


Date:  June 29, 2007

                                      By:   /s/ Jeffrey Binder
                                            ------------------
                                            Jeffrey Binder
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                  Date
---------                                            -----                  ----
/s/ Jeffrey I. Binder          President, CEO and Chairman         June 29, 2007
---------------------
Jeffrey I. Binder

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------

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