Form 10QSB
period 2007-06-30
Fearless International, Inc.
filed 2007-08-14
CIK 1357800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_____________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

FEARLESS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	333-135647	20-3155365
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

     927 Lincoln Road, Suite 200, Miami, Florida 33139
(Address of principal executive offices, including zip code)

(305) 674-1211
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐     No ☒

As of August 8, 2007, Fearless International, Inc. had 59,909,202 shares of common stock outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐     No ☒

FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of June 30, 2007 (unaudited)

ASSETS
Current Assets
Cash	$113,666
Other Current Assets	6,902
Total Current Assets	120,567

Fixed Assets
Tooling for BoatEngines	265,000
28' Tooling	791,331
28' Prototypes	341,145
44' Design and Tooling	315,640
68' Design and Tooling	271,300
General Boat Design	1,045,323
Other Fixed Assets	20,870
Construction in Progress	222,126
Total Gross Fixed Assets	3,272,735
Accumulated Depreciation	(103,133)
Net Fixed Assets	3,169,603

TOTAL ASSETS	$3,290,170

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$643,093
Accrued Expenses	471,138
Customer Progress Payments	784,866
Short Term Loan, Mellon Bank (Note 4)	548,189
Short Term Loans (Note 4)	229,423
Bridge Loans (Note 3)	1,572,926
Payroll Liabilities	4,556
Total Current Liabilities	4,254,190

Total Liabilities	4,254,190

Equity
Common Stock: $0.001 Par Value, 840,000,000
Shares Authorized; 57,855,800 Shares
Outstanding (Note 6)	57,856
Common Stock Subscribed	1,799
Additional Paid in Capital	3,290,165
Retained Earnings	(3,574,443)
Net Income	(739,398)
Total Equity	(964,021)

TOTAL LIABILITIES & EQUITY	$3,290,170

The accompanying notes are an integral part of these financial statements.

     FEARLESS INTERNATIONAL, INC
(A Development State Company)
Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2007 and 2006 and
February 23, 2004 (Inception) to June 30, 2007 (unaudited)

			February 23, 2004
	Three Months Ended		(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Revenue
Sales 28'	$309,789	$-	$309,789

Cost of Sales	159,207		159,207
Gross Profit	150,583	0	150,582

Operating Expenses
Marketing	55,198	33,750	440,401
Advertising	25,407	403	148,382
Promotions/Boat Shows	83,049	15,820	578,000
Professional and Legal Fees	148,886	67,691	599,061
Travel Expenses	84,344	12,967	252,581
Depreciation	72,526	0	103,133
Payroll Expenses	163,427	0	502,590
Organizational Expenses	54,391	25	65,678
Insurance	16,344	0	45,719
Rent Expense	12,000	0	40,000
Charity	11,800	0	11,800
Legal Settlement	0	0	1,175,000
Other General and Administrative Expenses	14,012	623	36,893
Total Operating Expenses	741,385	131,279	3,999,238

Loss From Operations	(590,803)	(131,279)	(3,848,656)

Other Expense
Bridge Loan	90	39,947	141,077
Interest Expense	144,158	7,254	319,760
Letter of Credit Fees	4,348	0	4,348
Total Other Expense	148,596	47,200	465,185

Net (Loss) Before Tax Provision	(739,398)	(178,479)	(4,313,841)

Tax (Benefit) Provision	0	0	0

Net (Loss)	$(739,398)	$(178,479)	$(4,313,841)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	57,666,136	57,100,000

The accompanying notes are an integral part of these financial statements.

     FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended June 30, 2007 and 2006 and
February 23, 2004 (Inception) to Date (unaudited)

			February 23, 2004
	Three Months Ended		(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities
Net (Loss)	$(739,398)	(178,479)	$(4,313,841)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:
Depreciation	72,526		103,133
Stock Issued for Settlement			1,175,000
Changes in Assets and Liabilities:
Deposits			(4,000)
Accounts Payable	(191,625)	5,216	643,093
Customer Progress Payments	608,966		784,866
Accrued Expenses	164,554	32,254	471,138
Payroll Liabilities	12		4,556
Due from Shareholders	(1,402)		(2,902)
Net Cash Provided (Used) by Operating Activities	(86,367)	(141,009)	(1,138,957)

Cash Flows From Investing Activities
Purchase of Fixed Assets	(909,621)	(286,115)	(3,272,735)
Net Cash Used From Investing Activities	(909,621)	(286,115)	(3,272,735)

Cash Flows from Financing Activities
Capital Contribution			900,924
Proceeds from Sale of Stock	704,161		1,273,896
Short Term Loan Proceeds	523,189		777,612
Notes Payable to Member		(914,215)
Member Notes Payable to Equity		886,624
Bridge Loan Proceeds (Payment)	(125,000)	279,667	1,572,926
Net Cash Provided by Financing Activities	1,102,350	252,076	4,525,358

Net Cash Increase for Period	106,362	(175,048)	113,666
Cash at Beginning of Period	7,304	200,380	-

Cash at End of Period	$113,666	$25,332	$113,666

The accompanying notes are an integral part of these financial statements.

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

Due to changes in ownership, PB Holdings, LLC was dissolved and Fearless Yachts, LLC, a privately held Missouri limited liability company (“Fearless Yachts”), was formed February 14, 2006.

On December 8, 2006, the Company (then known as New Era Marketing, Inc.), and Joseph MacKenzie, its then majority stockholder and president, entered into a Contribution Agreement (the “Acquisition Agreement”) with Fearless Yachts and its individual members. In connection with the closing of the Acquisition Agreement on December 11, 2006 (the “Acquisition”), Fearless Yachts became a wholly-owned subsidiary of the Company and the members of Fearless Yachts received an aggregate of 27,000,000 shares of the Company’s common stock in exchange for all issued and outstanding membership interests in Fearless Yachts. As a result, at the closing of the Acquisition, the members of Fearless Yachts contributed 100% of their membership interests therein in return for a number of shares of common stock of the Company representing approximately 47% of the 57,100,000 shares of common stock issued and outstanding following the Acquisition, as the Company concurrently redeemed and canceled approximately 8,900,000 shares of its common stock.

Accounting Treatment; Change of Control

The Acquisition was accounted for as a “reverse acquisition,” as the former members of Fearless Yachts owned nearly a majority of the outstanding shares of the Company’s common stock immediately following the Acquisition and all executive officers of the Company were prior to the Acquisition the executive officers of Fearless Yachts. Consequently, Fearless Yachts is deemed to be the acquirer in the reverse Acquisition and therefore the assets and liabilities and the historical operations of Fearless Yachts prior to the Acquisition are reflected in the financial statements and will be recorded at the historical cost basis of Fearless. The consolidated financial statements of the Company subsequent to the Acquisition includes the assets and liabilities of both the Company and Fearless Yachts, historical operations of Fearless Yachts, and operations of the Company from the closing date of the Acquisition. As a result of the issuance of the shares of the Company’s common stock pursuant to the Acquisition, a change in control of the Company occurred on the date of the consummation of the Acquisition.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 in January 2006 did not have a significant impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a significant impact on the Company’s results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. Operating results for the three ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the period ending March 31, 2007.

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

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share – “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the three months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 3. BRIDGE LOANS PAYABLES AND WARRANTS

The bridge loans payable were originally issued as 10% Senior Secured Promissory Notes, with outstanding principal due and payable on the earlier to occur of July 27, 2006 or upon closing of a financing of $5,000,000. In connection with the closing of the Acquisition, Fearless Yachts and the Company agreed to permit the lenders to surrender the notes for cancellation in exchange for new secured promissory notes issued by the Company (the “Notes”) having substantially similar terms as the notes originally issued by Fearless Yachts. The Notes carry an interest rate equal to 18% and have a maturity date of April 1, 2007. The Company expects lenders holding a considerable majority, if not all, of the dollar amount under the notes originally issued by Fearless to surrender these notes for the Notes to be issued by the Company. As of June 30, 2007, the total amount owed by the Company to the lenders under the Notes was $1,572,926 and total accrued interest at June 30, 2007 was $234,261 based upon the 18% rate. The bridge loan fees of 13% and agency fees of $75,000 have been expensed as additional interest.

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

NOTE 4. SHORT TERM LOANS

The short term loans, aggregating $229,423 as of June 30, 2007, do not accrue any interest. An aggregate of

$204,423 of the loans were made by related parties to the Company. See Note 8 below.

The Company established a Line of Credit of $2,080,000 with Mellon United Nation Bank (“Mellon”) on April 24, 2007. The interest rate on the note is subject to change from time to time based on changes in an index which is the rate announced from time to time by Mellon as its Price Rate The interest rate for the period ended June 30, 2007 was 8.25% . The note matures April 8, 2008. This line of credit was used to establish a letter of credit facility on April 26, 2007 for $2,080,000 with Mellon. Donzi Marine, LLC will draw down on this letter of credit for all production material costs. As of June 30, 2007, the beneficiary, Donzi Marine, LLC has made drawings of $548,189 and the outstanding Standby Letter of Credit balance is $1,531,811.

There is an off-balance sheet pledge agreement that the Company entered into on April 13, 2007 whereby Kevin F. Flynn pledged $2,080,000 in a letter of credit to Mellon. The Company agreed to pay Kevin F. Flynn interest at a per annum rate equal to 15% of the face amount of the agreement.

NOTE 5. EARNINGS (LOSS) PER SHARE

Statement of financial Accounting Standard (“SFAS”) 128, “Earnings per Share”, requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the period.

NOTE 6. COMMON STOCK

There are currently 840,000,000 shares of common stock authorized with a par value of $.001 per share. At June 30, 2007, there were 57,855,800 such shares issued and outstanding, of which 39,279,800 are restricted. During the 3 months ended June 30, 2007, 1,798,912 shares of common stock were subscribed for net proceeds of $704,161.

NOTE 7. COMMITMENTS AND CONTINGENCES

On March 14, 2006, the Company entered into an agreement with Porsche Design Studio. Under the terms of the agreement, Porsche Design Studio has agreed to design, on an exclusive basis, high-speed motorboats and yachts up to 150’ in length. Under the terms, the Company agrees to pay Porsche Design Studio a set fee to be determined on a project-by-project basis for such design services.

On May 9, 2006, the Company entered into an agreement with American Marine Holdings, LLC (AMH). Under the terms of the agreement, AMH has agreed to assist the Company in the development of the mold for its high-speed 28’ motorboat and to construct it at a fixed price to the Company.

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

On January 4, 2007, the Company entered into an agreement with ZA Consulting Inc. (“ZA”), as its investor relations consultant with respect to matters concerning the financial and investment communities. There is a monthly fee of $5,000 for these services.

On March 1, 2007, the Company entered into a one year agreement with Pro Access, Inc, as its marketing company to generate creative marketing programs and campaigns to garner brand awareness and sales for Fearless’ related businesses. There is a monthly fee of $20,000 for these services.

On April 17, 2007, the Company entered into a stock placement agreement with Bellador Advisory Services (“Bellador”) under which Bellador agreed to recommend the Company stock to Bellador’s clients outside the United States only as an investment. Bellador agreed to arrange for up to $3,000,000 (U.S.) of net funding to the Company.

On June 19, 2007, the Company entered into an agreement with AB Yachts, srl. Under the terms of the agreement, AB Yachts agreed to construct 68’ and 125’ motor yachts at a fixed price to the Company.

On June 25, 2007, the Company entered into an agreement with Porsche Design Studio. Under the terms of the agreement, Porsche Design Studio has agreed to design the exterior superstructure for a 125’ yacht. The Company agreed to pay Porsche Design Studio at a fixed price.

NOTE 8. SUBSEQUENT EVENT

On July 2, 2007, Carol Stephan, the Company’s CFO, was issued 200,000 shares of restricted stock of the Company having a value of $106,000. On July 2, 2007, an outside contractor working as a marine architect was issued 200,000 shares of restricted stock of the Company with a value of $106,000.

Item 2: Management’s Discussion and Analysis or Plan of Operations

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

The following discussion reflects management’s analysis of the operating history of our company and its predecessor entity, Fearless Yachts. As such, the discussion only represents management’s current assessment of the operations of the business. There can be no implication that the results discussed herein will necessarily continue into the future, or that any of the conclusions expressed below will necessarily be indicative of actual operating results in the future. This discussion should be read in conjunction with the audited financial statements of March 31, 2007, and the related statements of expenses, changes in members’ equity (deficit) and cash flows for the twelve-month period ended on March 31, 2007.

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

Off-Balance Sheet Arrangements. None.

Liquidity and Capital Resources. The Company has funded its operations and met its capital expenditures requirements primarily though cash generated from contributions from its members, shareholders and borrowings.

As of June 30, 2007, the Company had negative working capital in the amount of $4,133,623 compared to a negative working capital of $538,090 as of June 30, 2006. Cash used by operating activities were $86,367 for the three months ended June 30, 2007 compared to cash used by operating activities for the three months ended June 30, 2006 of $141,009.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Net cash used by investing activities for the three months ended June 30, 2007 were $909,621 as compared to $286,115 for the three months ended June 30, 2006. The net cash used by investing activities was predominantly due to the purchase of certain fixed assets.

Net cash provided from financing activities was $1,102,350 for the three months ended June 30, 2007. Net cash provided from financing activities was $252,076 for the three months ended June 30, 2006. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company’s securities and borrowings.

Management expects to continue to invest in the Company’s expansion and this may have a negative impact on cash flows. Management believes that expansion in the areas of sales and operations are essential in attaining growth and profitability in the future. Cash on hand on the date hereof and cash generated by operations in conjunction with our working capital will not be sufficient to continue our business for the next twelve months. Management continually reviews the Company’s overall capital and funding needs, taking into account current business needs, as well as future goals and requirements. Based on the Company’s business strategy, management believes the Company will need to secure additional financing and that the best way to do this is through the sale of additional securities or debt instruments as described above. For more information on cash flows, please see the statement of cash flows included in our financial statements appearing elsewhere herein.

Should the Company’s costs and expenses prove to be greater than it currently anticipates, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of its working capital would be accelerated.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1: Legal Proceedings

There were no legal proceedings during the quarter ending June 30, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company entered into Subscription Agreements with each of several purchasers for the sale of its shares of common stock. Under these agreements, the Company sold 1,798,912 shares of its common stock to certain purchasers for an aggregate dollar amount of $704,161. The shares were sold pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds from the sale of the shares to acquire certain fixed assets and general operating expenses necessary to furthering the Company’s business.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEARLESS INTERNATIONAL, INC.

Date: August 14, 2007

	By:	/s/ Jeffrey Binder
Jeffrey Binder
Chairman and Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith