Form 10KSB/A
period 2007-03-31
Fearless International, Inc.
filed 2007-11-14
CIK 1357800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                         AMENDMENT NO. 1 TO FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 2007

                          FEARLESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


              NEVADA                     000-52159               20-3155365
  -----------------------------------------------------------------------------
  (State or other jurisdiction    (Commission File Number)     (IRS Employer
     of incorporation)                                       Identification No.)


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

                                  FORM 10-KSB/A
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

Signatures

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the registrant's Annual Report on Form 10-KSB, as filed by the registrant with the Securities and Exchange Commission for its fiscal year ended March 31, 2007.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-KSB/A. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.  None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-KSB/A contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

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

                                                                                     NONQUALIFIED
                                                                    NON-EQUITY       DEFERRED
                                                           OPTION   INCENTIVE PLAN   COMPENSATION    ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY     BONUS    AWARDS   COMPENSATION     EARNINGS        COMPENSATION   TOTAL
---------------------------   ----     ------     -----    ------   ------------     --------        ------------   -----

Joseph MacKenzie             2007        ----        --                                                               --
Former President

Jeffrey I. Binder            2007        $200,000    --         --                                       $28,000    $228,000
Chief Executive Officer(1)

Charles De Angelo            2007        $87,500     --         --                                       $3,300     $90,800
Chief Operating Officer

Carol Stephan                2007        $41,360     --         --                                       --         $41,360
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

                                                            March 31, 2007      March 31, 2006
                                                            --------------      --------------
                    (i)        Audit Fees                          $30,000             $28,168
                    (ii)       Audit Related Fees                  $                   $
                    (iii)      Tax Fees                            $                   $
                    (iv)       All Other Fees                      $ 5,200             $
                                                                   -------             -------

                    Total fees                                     $35,200             $28,168
                                                                   =======             -------

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
June 27, 2007

                                       F2

                           FEARLESS INTERNATIONAL, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                March 31, 2007
                                                               ---------------
ASSETS
      Current Assets
          Cash                                                 $         7,305
          Other Current Assets                                           5,500
                                                               ---------------
      Total Current Assets                                              12,805
                                                               ---------------
      Fixed Assets
          Tooling for Boat Engines                                     265,000
          28' Tooling                                                  517,060
          28' Prototype                                                400,000
          44' Design and Tooling                                       146,878
          General Boat Design                                        1,013,305
          Other Fixed Assets                                            20,870
                                                               ---------------
             Total Fixed Assets                                      2,363,113
          Accumulated Depreciation                                     (30,607)
                                                               ---------------
      Net Fixed Assets                                               2,332,506
                                                               ---------------
TOTAL ASSETS                                                   $     2,345,311
                                                               ===============
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
               Accounts Payable                                $       834,718
                  Customer Progress Payments                           175,900
                  Short Term Loans (Note 4)                            254,423
                  Accrued Expenses (Note 5)                            306,583
                  Bridge Loan (Note 3)                               1,697,926
                  Payroll Liabilities                                    4,545
                                                               ---------------
          Total Current Liabilities                                  3,274,095
                                                               ---------------
      Total Liabilities                                              3,274,095

      Equity
          Common Stock: 0.001 par value, 840,000,000
               shares authorized; 57,600,000 shares
               outstanding (Note 7)                                     57,064
          Common Stock Subscribed                                          536
          Additional Paid-In Capital                                 2,588,059
          Retained Earnings                                           (228,538)
          Deficit Accumulated During the Development Stage          (3,345,905)
                                                               ---------------
      Total Equity                                                    (928,784)
                                                               ---------------
TOTAL LIABILITIES & EQUITY                                     $     2,345,311
                                                               ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                       F3

                          FEARLESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
        For the Years Ended March 31, 2007 and 2006 and February 23, 2004
                          (Inception) to March 31, 2007

                                                                                         February 23, 2004
                                                            Twelve Months Ended            (Inception) to
                                                       March 31, 2007    March 31, 2006    March 31, 2007
                                                       --------------    --------------    --------------
Operating Expenses
      Marketing                                        $    385,203       $       -          $    385,203
      Advertising                                           122,511                 464           122,975
      Promotions/Boat Shows                                 419,785              73,517           494,951
      Professional/Legal Fees                               365,312              65,853           450,175
      Payroll Expenses                                      339,163                   0           339,163
      Travel Expenses                                       101,677              38,779           168,238
      Depreciation                                           30,607                   0            30,607
      Legal Settlement                                    1,175,000                   0         1,175,000
      Other General & Administrative Expenses                90,058               1,364            91,542
                                                       ------------        ------------      ------------
           Total Operating Expenses                       3,029,316             179,977         3,257,854
                                                       ------------        ------------      ------------
Loss From Operations                                     (3,029,316)           (179,977)       (3,257,854)
Other Expense

      Bridge Loan Fees                                      140,987                   0           140,987
      Interest Expense                                      175,602                   0           175,602
                                                       ------------        ------------      ------------
           Total Other Expense                              316,589                   0           316,589
                                                       ------------        ------------      ------------
Net (Loss) Before Tax Provision                          (3,345,905)           (179,977)       (3,574,443)

Tax (Benefit) Provision                                           0                   0                 0
                                                       ------------        ------------      ------------

Deficit Accumulated During the Development Stage       $ (3,345,905)       $   (179,977)     $ (3,574,443)
                                                       ============        ============      ============

Basic and Diluted (Loss) per Share                     $     (0.058)       $     (0.003)     $     (0.063)
                                                       ============        ============      ============

Weighted Average Shares Outstanding                      57,219,178          57,100,000        57,100,000
                                                       ============        ============      ============


The accompanying notes are an integral part of these consolidated financial statements.


                                       F4

                          FEARLESS INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
                 February 23, 2004 (Inception) to March 31, 2007



                                                Common Stock                                             Additional
                                        ----------------------------     Common Stock Subscribed           Paid-In
                                            Shares        Amount           Shares         Amount           Capital
                                        -------------- -------------    -------------- ------------    ------------

Balance February 23, 2004 (Inception)     57,100,000    $     57,100
Net Loss for Year
                                        ------------    ------------    ------------    ------------    ------------

Balance March 31, 2004                    57,100,000          57,100

Net Loss for Year
                                        ------------    ------------    ------------    ------------    ------------

Balance, March 31 2005                    57,100,000          57,100

Net Loss for Year
Contributions from Members
                                        ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2006                   57,100,000          57,100

Net Loss for Year
Reverse Merger with New Era                                                                             $    843,824
Stock Issued for Settlement                  500,000             500                                       1,174,500
Sale of Stock                                                                536,402             536         569,199
                                        ------------    ------------    ------------    ------------    ------------


Balance March 31, 2007                    57,600,000    $     57,600         536,402             536    $  2,587,523
                                        ============    ============    ============    ============    ============


                                           Members      Retained         Total
                                           Equity       Earnings         Equity
                                         ----------  ------------    -------------

Balance February 23, 2004 (Inception)                 $    -          $     57,100
Net Loss for Year                                         (17,505)         (17,505)
                                         ----------   -----------     ------------

Balance March 31, 2004                                    (17,505)          39,595

Net Loss for Year                                         (31,056)         (31,056)
                                         ----------   -----------     ------------

Balance, March 31 2005                                    (48,561)           8,539

Net Loss for Year                                        (179,977)        (179,977)
Contributions from Members               $   10,000             0           10,000
                                         ----------   -----------     ------------

Balance, March 31, 2006                      10,000      (228,538)        (161,438)

Net Loss for Year                                      (3,345,905)      (3,345,905)
Reverse Merger with New Era                 (10,000)                       833,824
Stock Issued for Settlement                                              1,175,000
Sale of Stock                                                              569,735
                                         ----------   -----------     ------------


Balance March 31, 2007                   $     -     $ (3,574,443)    $   (928,784)
                                         ==========   ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       F5

                          FEARLESS INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
                 February 23, 2004 (Inception) to March 31, 2007


                                                                       Twelve Months Ended               February 23, 2004
                                                               ------------------------------------        (Inception) to
                                                               March 31, 2007        March 31, 2006        March 31, 2007
                                                               --------------        --------------        --------------

     Cash Flows from Operating Activities

        Deficit Accumulated during the Development Stage       $   (3,345,905)       $     (179,977)       $  (3,574,443)
        Adjustments to reconcile Net Income
        to net cash provided (used) by operations:
           Depreciation expense                                        30,607                     0                30,607
           Stock issued for settlement                              1,175,000                     0             1,175,000
           Deposits                                                    (4,000)                    0                (4,000)
           Due from Shareholders                                          300                (1,800)               (1,500)
           Accounts Payable                                           788,422                46,297               834,718
           Customer Progress Payments                                 175,900                     0               175,900
           Accrued Expenses                                           306,583                     0               306,583
           Payroll Liabilities                                          4,545                     0                 4,545
                                                               --------------        --------------        --------------
        Net cash provided (used) by Operating Activities             (868,548)             (135,480)           (1,052,590)
     Cash Flows from Investing Activities

        Purchase of Fixed Assets                                   (1,623,333)             (121,306)           (2,363,114)
                                                               --------------        --------------        --------------
     Net cash used  Investing Activities                           (1,623,333)             (121,306)           (2,363,114)
     Cash Flows from Financing Activities

        Capital Contribution                                          890,924                10,000               900,924
        Notes Payable to Member                                                             247,166
        Member Notes Payble to Equity                               (914,203)                     0
        Short Term Loan Proceeds                                      254,423                     0               254,423
        Bridge Loan Proceeds                                        1,497,926               200,000             1,697,926
        Proceeds from sale of stock                                   569,735                     0               569,735
                                                               --------------        --------------        --------------
     Net cash provided by Financing Activities                      2,298,806               457,166             3,423,008
                                                               --------------        --------------        --------------
Net cash increase for period                                         (193,075)              200,380                 7,305
Cash at beginning of period                                           200,380                     0                     0
                                                               --------------        --------------        --------------
Cash at end of period                                          $        7,305        $      200,380        $        7,305
                                                               ==============        ==============        =============

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

Due to changes in ownership, PB Holdings, LLC was dissolved and Fearless Yachts, LLC, a privately held Missouri limited liability company ("FEARLESS YACHTS"),was formed February 14, 2006.

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

                                       F7

FIXED ASSETS

Fixed Assets are stated at cost, net of accumulated depreciation. Depreciation is calculating using the straight-line method over the estimated useful lives of the assets, which range from one to ten years. Maintenance and repairs are charged to expense when incurred.

Fixed assets consist of the following:

                                               As of                As of
                                           March 31, 2007      March 31, 2006
                                           ---------------    ---------------

    Fixed assets at cost                        $2,363,114         $  739,781
    Less: accumulated depreciation                  30,607              -
                                           ---------------    ---------------

    Net Fixed Assets                            $2,332,507         $  739,781
                                           ===============    ===============

REVENUE RECOGNITION

Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when ownership has been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

                                       F8

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

The warrants have a Registration Rights Agreement which requires the Company to use commercially reasonable efforts to effect the registration of the registerable securities sold. There is no provision for liquated damages in the event the securities are not registered.

Due to the contingencies inherent in the fixing of the exercise price of the warrants and the nature of the Company's operations at this time, the fair value attributable to these warrants upon their issuance is zero.

When the exercise price of the warrant is fixed, the Company will be able to determine the amount of debt discount to be associated with the warrants to be recorded as additional interest expense. Additionally, at that time, the Company will determine the proper accounting for the warrants, as either equity or debt with reference to APB14, EITF's 00-19 and 00-27 and FSP EITF 00-19-2.

NOTE 4. SHORT TERM LOANS

The short term loans, aggregating $254,423 as of March 31, 2007, do not accrue any interest. An aggregate of $254,423 of the loans were made by related parties to the Company.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                              For the Year Ended
                                           2007                  2006
                                   ---------------------    ----------------


     Interest on Bridge Loans                157,343                    -
     Accrued Payroll                         149,240                    -
                                   ---------------------    ----------------

     Total Accrued Expenses                  306,583                    -
                                   =====================    ================





NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of financial Accounting Standard ("SFAS") 128, "Earnings per Share", requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the period.


                                                   For Years Ended March 31,
                                                  2007              2006
                                            ----------------    --------------

Weighted average number of common
  shares outstanding                              57,219,178        57,100,000

Effect of dilutive shares                                  0                 0
                                            ----------------    --------------

Dilutive shares outstanding                       57,219,178        57,100,000
                                            ================    ==============



                                       F9

NOTE 7. COMMON STOCK

There are currently 840,000,000 shares of common stock authorized with a par value of $.001 per share. At March 31, 2007, there were 57,600,000 such shares issued and outstanding, of which 39,024,000 are restricted.

NOTE 8.  COMMON STOCK SUBSCRIBED

The Company received $569,735 from sale of stock. As of March 31, 2007, the common stock shares have not been issued. Accordingly, we have booked an equivalent amount of shares (536,402) equal to the number of shares of stock which is booked to the account "common stock subscribed' for the period.

NOTE 9. COMMITMENTS AND CONTINGENCES

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

                                       F10

NOTE 10.  SETTLEMENT EXPENSE

Fearless issued 500,000 shares according to "Mutual Release Agreement" for cancelling an investment banking agreement with Westor Capital. The market value of the 500,000 shares is $1,175,000 when the settlement was made and was expensed accordingly.

NOTE 11. INCOME TAXES

Provisions for federal, state and local income taxes are calculated on reported financial statement pretax income based on current tax law. The income tax benefit for the year ended March 31, 2007 consists of the following:

                          Current           Deferred              Total
                        -----------       ------------         -------------
Federal                 $  (700,000)      $    700,000         $        -
State and local             (80,000)            80,000                  -
                        -----------       ------------         -------------
                        $  (780,000)      $    780,000         $        -
                        ===========       ============         =============


Provisions for federal, state and local income taxes are calculated on reported financial statement pretax income based on current tax law. The income tax provision for the year ended March 31, 2006 consists of the following:


                                Current           Deferred          Total
                            ----------------    -------------    -------------

Federal                     $          -        $        -       $        -
State and local                        -                 -                -
                            ----------------    -------------    -------------
                            $          -        $        -       $        -
                            ================    =============    =============


The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended March 31, 2007 and 2006:


                                                            March 31,
                                                        2007           2006
                                                    ------------   -------------
Tax expense (benefit) at Federal rate (34%)              -34.0%          -34.0%
State and local income tax, net of Federal benefit        -4.0%           -4.0%
Effect of losses taken by LLC members                     24.0%           38.0%
Change in valuation allowance                             14.0%            0.0%
                                                    ------------   -------------

Net income tax (benefit allowance                          0.0%            0.0%
                                                    ============   =============

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                March 31,
                                                  2007
                                             ----------------

Loss Carry forwards                          $        780,000
Valuation allowance                                  (780,000)
                                             ----------------

                                             $           -
                                             ================

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

NOTE 12. SUBSEQUENT EVENTS

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

                          FEARLESS INTERNATIONAL, INC.


Date: November 13, 2007


                                      By:   /s/ JEFFREY BINDER
                                            -----------------
                                            Jeffrey Binder
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                         Date
---------                             -----                         ----

/s/ JEFFREY I. BINDER       President, CEO and Chairman       November 13, 2007
---------------------
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