Form 10QSB/A
period 2007-06-30
Fearless International, Inc.
filed 2007-11-14
CIK 1357800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-QSB/A

Amendment No. 1 to Form 10-QSB

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

(305) 674-1211
(Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends the registrant’s Quarterly Report on Form 10-QSB, as filed by the registrant with the Securities and Exchange Commission for its fiscal quarter ended June 30, 2007.

FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of June 30, 2007

ASSETS
Current Assets
Cash	$113,666
Other Current Assets	6,902
Total Current Assets	120,567

Fixed Assets
Tooling for BoatEngines	265,000
28' Tooling	791,331
28' Prototypes	341,145
44' Design and Tooling	315,640
68' Design and Tooling	271,300
General Boat Design	1,045,323
Other Fixed Assets	20,870
Construction in Progress	222,126
Total Gross Fixed Assets	3,272,735
Accumulated Depreciation	(103,133)
Net Fixed Assets	3,169,603

TOTAL ASSETS	$3,290,170

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$643,093
Accrued Expenses	471,138
Customer Progress Payments	784,866
Short Term Loan, Mellon Bank (Note 4)	548,189
Short Term Loans (Note 4)	229,423
Bridge Loans (Note 3)	1,572,926
Payroll Liabilities	4,556
Total Current Liabilities	4,254,190

Total Liabilities	4,254,190

Equity
Common Stock: $0.001 Par Value, 840,000,000
Shares Authorized; 57,855,800 Shares
Outstanding (Note 6)	57,856
Common Stock Subscribed	1,799
Additional Paid in Capital	3,290,165
Retained Earnings	(3,574,443)
Deficit Accumulated During the Development Stage	(739,398)
Total Equity	(964,021)

TOTAL LIABILITIES & EQUITY	$3,290,170

FEARLESS INTERNATIONAL, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2007 and 2006 and
the Period February 23, 2004 (Inception) to June 30, 2007

			February 23, 2004
	Three Months Ended		(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Revenue
Sales 28'	$309,789	$-	$309,789

Cost of Sales	159,207		159,207
Gross Profit	150,583	0	150,582

Operating Expenses
Marketing	55,198	33,750	440,401
Advertising	25,407	403	148,382
Promotions/Boat Shows	83,049	15,820	578,000
Professional and Legal Fees	148,886	67,691	599,061
Travel Expenses	84,344	12,967	252,581
Depreciation	72,526	0	103,133
Payroll Expenses	163,427	0	502,590
Organizational Expenses	54,391	25	65,678
Insurance	16,344	0	45,719
Rent Expense	12,000	0	40,000
Charity	11,800	0	11,800
Legal Settlement	0	0	1,175,000
Other General and Administrative Expenses	14,012	623	36,893
Total Operating Expenses	741,385	131,279	3,999,238

Loss From Operations	(590,803)	(131,279)	(3,848,656)

Other Expense
Bridge Loan	90	39,947	141,077
Interest Expense	144,158	7,254	319,760
Letter of Credit Fees	4,348	0	4,348
Total Other Expense	148,596	47,200	465,185

Net (Loss) Before Tax Provision	(739,398)	(178,479)	(4,313,841)

Tax (Benefit) Provision	0	0	0

Deficit Accumulated During the Development Stage	$(739,398)	$(178,479)	$(4,313,841)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	57,666,136	57,100,000

FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2007 and 2006 and
the Period February 23, 2004 (Inception) to Date

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB/A and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. Operating results for the three ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when ownership has been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on its financial position or results of operations.

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

The warrants have a Registration Rights Agreement which requires the Company to use commercially reasonable efforts to effect the registration of the registrable securities sold. There is no provision for liquidated damages in the event the securities are not registered.

Due to the contingencies inherent in the fixing of the exercise price of the warrants and the nature of the Company’s operations at this time, the fair value attributable to these warrants upon their issuance is zero.

When the exercise price of the warrant is fixed, the Company will be able to determine the amount of debt discount to be associated with the warrants to be recorded as additional interest expense. Additionally at that time, the Company will determine the proper accounting for the warrants, as either equity or debt with reference to APB14, EITF’s 00-19 and 00-27 and FSP EITF 00-19-2.

NOTE 4. SHORT TERM LOANS
The short term loans, aggregating $229,423 as of June 30, 2007, do not accrue any interest. An aggregate of $204,423 of the loans were made by related parties to the Company. See Note 8 below.

The Company established a Line of Credit of $2,080,000 with Mellon United Nation Bank (“Mellon”) on April 24, 2007. The interest rate on the note is subject to change from time to time based on changes in an index which is the rate announced from time to time by Mellon as its Price Rate The interest rate for the period ended June 30, 2007 was 8.25%. The note matures April 8, 2008. This line of credit was used to establish a letter of credit facility on April 26, 2007 for $2,080,000 with Mellon United National Bank. Donzi Marine, LLC will draw down on this letter of credit for all production material costs. As of June 30, 2007, the beneficiary, Donzi Marine, LLC has made drawings of $548,189 and the outstanding Standby Letter of Credit balance is $1,531,811.

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

NOTE 7. COMMON STOCK SUBSCRIBED

As of June 30, 2007 the Company has received $1,200,985 from sale of stock however the common stock shares of 1,798,902 has not been issued. Accordingly, we have booked the appropriate number of shares of stock into “common stock subscribed” for the period.

NOTE 8. REG S STOCK

On April 17, 2007, the Company entered into a stock placement agreement with Bellador Advisory Services (“BAS”) whereby the Company receives no less than 50% of the sales price of common stock sold by BAS based upon the closing bid price on the OTCBB on the date of sale. As of June 30, 2007, the Company has received net proceeds of $72,821 from the sale of 255,800 shares of common stock for $145,732.

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

On June 19, 2007, the Company entered into an agreement with AB Yachts, srl. Under the terms of the agreement, AB Yachts agreed to construct 68’ and 125’ motor yachts at a fixed price to the Company. The Company commits to purchase ten (10) vessels of 68’ and one (1) 125’ motor yacht over a five year period ending February 1, 2012. If this commitment is not met by the end of the term, the Company will pay 180,000 Euros for each vessel not ordered.

On June 25, 2007, the Company entered into an agreement with Porsche Design Studio. Under the terms of the agreement, Porsche Design Studio has agreed to design the exterior superstructure for a 125’ yacht. The Company agreed to pay Porsche Design Studio at a fixed price.

NOTE 10. SUBSEQUENT EVENT

On July 2, 2007, Carol Stephan, the Company’s CFO, was issued 200,000 shares of restricted stock having a value of $106,000. On July 2, 2007, an outside contractor working as the marine architect was issued 200,000 shares of restricted stock with a value of $106,000.

Item 2: Management's Discussion and Analysis or Plan of Operations
This quarterly report on Form 10-QSB/A contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on its financial position or results of operations.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company entered into Subscription Agreements with each of several purchasers for the sale of its shares of common stock. Under these agreements, the Company sold 255,800 shares of its common stock to certain purchasers and received net proceeds therefrom in the amount of $72,821. The shares were sold pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds from the sale of the shares to acquire certain fixed assets and general operating expenses necessary to furthering the Company’s business.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEARLESS INTERNATIONAL, INC.

Date: November 13, 2007

	By:	/s/ Jeffrey I. Binder
Jeffrey Binder
Chairman and Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith