Form 10QSB
period 2007-09-30
Fearless International, Inc.
filed 2007-11-14
CIK 1357800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
          Yes  ☐      No  ☒

As of September 30, 2007, Fearless International, Inc. had 60,245,702 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes  ☐      No  ☒

FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of September 30, 2007

ASSETS
Current Assets
Cash	$4,466
Accounts Receivable	$27,085
Other Current Assets	5,500
Total Current Assets	37,051

Fixed Assets
Tooling for BoatEngines	265,000
28' Tooling	808,231
28' Prototypes	341,145
44' Design and Tooling	715,956
68' Design and Tooling	271,300
125' Design and Tooling	50,000
General Boat Design	1,111,294
Other Fixed Assets	20,870
Construction in Progress	363,443
Total Gross Fixed Assets	3,947,239
Accumulated Depreciation	(192,235)
Net Fixed Assets	3,755,004

TOTAL ASSETS	$3,792,055

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,158,466
Accrued Expenses	652,330
Customer Progress Payments	332,650
Short Term Loan, Mellon Bank (Note 4)	973,196
Short Term Loans (Note 4)	323,423
Bridge Loans (Note 3)	1,572,926
Payroll Liabilities	6,585
Total Current Liabilities	5,019,576

Total Liabilities	5,019,576

Equity
Common Stock: $0.001 Par Value, 840,000,000
Shares Authorized; 57,855,800 Shares
Outstanding (Note 6)	60,246
Common Stock Subscribed (Note 7)	1,249
Subscription Receivable (Note 7)	(261)
Additional Paid in Capital	4,028,097
Retained Earnings	(3,574,443)
Deficit Accumulated During the Development Stage	(1,742,409)
Total Equity	(1,227,521)

TOTAL LIABILITIES & EQUITY	$3,792,055

The accompanying notes are an integral part of these consolidated financial statements.

     FEARLESS INTERNATIONAL, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended September 30, 2007 and 2006 and
The Period February 23, 2004 (Inception) to September 30, 2007

					February 23, 2004
	Three Months Ended September 30,		Six Months Ended September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
Revenue
Sales 28'	$699,786	$-	$1,009,575	$-	$1,009,575

Cost of Sales	517,437		676,644		676,644
Gross Profit	182,349	0	332,931	0	332,931

Operating Expenses
Marketing	132,000	45,000	187,198	78,750	572,401
Advertising	12,215	100	37,727	503	160,702
Promotions/Boat Shows	76,162	7,094	159,190	22,914	655,342
Professional and Legal Fees	169,311	38,853	319,398	106,545	768,373
Travel Expenses	73,016	15,037	157,442	28,004	325,681
Depreciation	89,103	0	161,629	0	192,235
Payroll Expenses	169,327	69,270	332,754	69,270	671,917
Stock Compensation	212,000	0	212,000	0	212,000
Organizational Expenses	(5,183)	0	49,208	25	60,495
Insurance	28,144	0	44,508	0	73,883
Rent Expense	8,000	0	20,000	0	48,000
Charity	0	0	11,800	0	11,800
Legal Settlement	0	0	0	0	1,175,000
Warranty Expense	19,200	0	19,200		19,200
Other General and Administrative Expenses	27,919	1,053	40,544	1,675	63,423
Total Operating Expenses	1,011,214	176,407	1,752,598	307,686	5,010,452

Loss From Operations	(828,865)	(176,407)	(1,419,667)	(307,686)	(4,677,521)

Other Expense
Bridge Loan	150	86,040	240	125,987	141,227
Interest Expense	166,565	23,753	310,723	31,006	486,325
Letter of Credit Fees	7,431	0	11,779	0	11,779
Total Other Expense	174,146	109,793	322,742	156,993	639,331

Net (Loss) Before Tax Provision	(1,003,011)	(286,200)	(1,742,409)	(464,679)	(5,316,852)

Tax (Benefit) Provision	0	0	0	0	0

Deficit Accumulated During the Development Stage	$(1,003,011)	$(286,200)	$(1,742,409)	$(464,679)	$(5,316,852)

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Shares Outstanding	59,650,427	57,100,000	59,489,104	57,100,000

The accompanying notes are an integral part of these consolidated financial statements.

     FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2007 and 2006 and
The Period February 23, 2004 (Inception) to Date

			February 23, 2004
	Six Months Ended September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash Flows from Operating Activities
Deficit Accumulated During the Development Stage	$(1,742,409)	(464,679)	$(5,316,852)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:
Depreciation	161,629		192,235
Stock Issued for Settlement			1,175,000
Stock Compensation	212,000		212,000
Changes in Assets and Liabilities:
Deposits			(4,000)
Accounts Payable	323,748	76,379	1,158,467
Customer Progress Payments	156,750		332,650
Accrued Expenses	345,747	82,006	652,330

Payroll Liabilities	2,040	13,391	6,585
Receivables	(27,085)	(1,800)	(28,585)
Net Cash Provided (Used) by Operating Activities	(567,580)	(294,703)	(1,620,170)

Cash Flows From Investing Activities
Purchase of Fixed Assets	(1,584,126)	(536,765)	(3,947,240)
Net Cash Used From Investing Activities	(1,584,126)	(536,765)	(3,947,240)

Cash Flows from Financing Activities
Capital Contribution			900,924
Proceeds from Sale of Stock	1,231,672		1,801,407
Short Term Loan Proceeds	1,236,801		1,491,225
Repayment of Short Term Loan	(194,606)		(194,606)
Notes Payable to Member		(914,203)
Member Notes Payable to Equity		890,924
Bridge Loan Proceeds (Payment)	(125,000)	730,707	1,572,926
Net Cash Provided by Financing Activities	2,148,867	707,428	5,571,876

Net Cash Increase for Period	(2,839)	(124,040)	4,466
Cash at Beginning of Period	7,305	200,380	-
Cash at End of Period	$4,466	$76,340	$4,466

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

NOTE 3.   BRIDGE LOANS PAYABLES AND WARRANTS

The bridge loans payable were originally issued as 10% Senior Secured Promissory Notes, with outstanding principal due and payable on the earlier to occur of July 27, 2006 or upon closing of a financing of $5,000,000. In connection with the closing of the Acquisition, Fearless Yachts and the Company agreed to permit the lenders to surrender the notes for cancellation in exchange for new secured promissory notes issued by the Company (the “Notes”) having substantially similar terms as the notes originally issued by Fearless Yachts. The Notes carry an interest rate equal to 18% and have a maturity date of April 1, 2007. The Company expects lenders holding a considerable majority, if not all, of the dollar amount under the notes originally issued by Fearless to surrender these notes for the Notes to be issued by the Company. As of September 30, 2007, the total amount owed by the Company to the lenders under the Notes was $1,572,926 and total accrued interest at September 30, 2007 was $306,616 based upon the 18% rate. The bridge loan fees of 13% and agency fees of $75,000 have been expensed as additional interest.

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

NOTE 4.   SHORT TERM LOANS

The short term loans, aggregating $323,423 as of September 30, 2007, do not accrue any interest. An aggregate of $298,423 of the loans were made by related parties to the Company. See Note 9 below.

The Company established a Line of Credit of $2,080,000 with Mellon United Nation Bank (“Mellon”) on April 24, 2007. The interest rate on the note is subject to change from time to time based on changes in an index which is the rate announced from time to time by Mellon as its Prime Rate The interest rate for the period ended September 30, 2007 was 7.75% . The note matures April 8, 2008. This line of credit was used to establish a letter of credit facility on April 26, 2007 for $2,080,000 with Mellon United National Bank. Donzi Marine, LLC will draw down on this letter of credit for all production material costs. As of September 30, 2007, the beneficiary, Donzi Marine, LLC has made drawings of $1,167,802 and the outstanding Standby Letter of Credit balance is $1,106,804 which includes reimbursements by the Company of $194,606. Interest for this loan for the three and six months ending September 30, 2007 was $11,371 and $14,719.

There is an off-balance sheet pledge agreement that the Company entered into on April 13, 2007 whereby Kevin F. Flynn pledged $2,080,000 in a letter of credit to Mellon. The Company agreed to pay Kevin F. Flynn interest at a per annum rate equal to 15% of the face amount of the agreement. For the quarter and six months ending September 30, 2007, the Company recorded interest expense of $78,641 and $145,315.

NOTE 5.   EARNINGS (LOSS) PER SHARE

Statement of financial Accounting Standard (“SFAS”) 128, “Earnings per Share”, requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the period.

NOTE 6.   COMMON STOCK

There are currently 840,000,000 shares of common stock authorized with a par value of $.001 per share. At September 30, 2007, there were 60,245,702 such shares issued and outstanding, of which 40,145,702 are restricted.

NOTE 7.   COMMON STOCK SUBSCRIBED, SUBSCRIPTION RECEIVABLE

During the three months ended September 30, 2007, common stock, which had been subscribed through Bellador Advisory Services (see Note 8), was issued to the subscriber. Subsequent to the stock being issued, the subscriber cancelled their subscription and never forwarded the appropriate funds. The 260,700 shares issued has not been included in the Company’s total shares outstanding, but have been accounted for as common stock subscribed. The stock certificates have subsequently been cancelled.

For the period ended September 30, 2007, there were 988,141 shares of common stock subscribed with net proceeds of $560,200.

NOTE 8.   REG S STOCK

On April 17, 2007 the Company entered into a stock placement agreement with Bellador Advisory Services (“BAS”) whereby the Company receives no less than 50% of the sales price of common stock sold by BAS based upon the closing bid price on the OTCBB on the date of sale. As of September 30, 2007, the Company has received aggregate net proceeds of $141,211 from the sale of 659,300 shares of common stock for $282,903. Between July 1, 2007 and September 30, 2007, the Company received net proceeds of $68,390 from the sale of 403,500 shares of common stock for $137,171.

NOTE 9.   COMMITMENTS AND CONTINGENCES

On March 14, 2006, the Company entered into an agreement with Porsche Design Studio. Under the terms of the agreement, Porsche Design Studio has agreed to design, on an exclusive basis, high-speed motorboats and yachts up to 150’ in length. Under the terms, the Company agrees to pay Porsche Design Studio a set fee to be determined on a project-by-project basis for such design services. Fees paid under this agreement were $440,000.

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

As of September 30, 2007, the Company had negative working capital in the amount of $4,982,525 compared to a negative working capital of $1,068,839 as of September 30, 2006. Cash used by operating activities was $567,580 for the six months ended September 30, 2007. These compare to cash used by operating activities for the six months ended September 30, 2006 of $294,703.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Net cash used by investing activities for the six months ended September 30, 2007 was $1,584,126, as compared to $536,765 for the six months ended September 30, 2006. The net cash used by investing activities was predominantly due to the purchase of certain fixed assets.

Net cash provided from financing activities was $2,148,867 for the six months ended September 30, 2007. Net cash provided from financing activities was $707,428 for the six months ended September 30, 2006. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company’s securities and borrowings.

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

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1:   Legal Proceedings

There were no legal proceedings during the quarter ending September 30, 2007.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company entered into Subscription Agreements with each of several purchasers for the sale of its shares of common stock. Under these agreements, the Company sold 403,500 shares of its common stock to certain purchasers and received net proceeds therefrom in the amount of $68,390. The shares were sold pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds from the sale of the shares to acquire certain fixed assets and general operating expenses necessary to furthering the Company’s business.

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