Form 10QSB
period 2007-12-31
Fearless International, Inc.
filed 2008-02-15
CIK 1357800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

     Yes ☐     No ☒

As of December 31, 2007, Fearless International, Inc. had 67,664,197 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

	TABLE OF CONTENTS
Part I. Financial Information		Page
		No.
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheet - As of December 31, 2007	3
	Consolidated Statements of Income - for the three months and nine months ended December	4
	31, 2007 and 2006

	Consolidated Statements of Cash Flows - for the three months and nine months ended	5
	December 31, 2007 and 2006

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

Part II. Other Information
Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information

Item 6.	Exhibits	13
Signatures		14

FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
As of December 31, 2007
(unaudited)

ASSETS
Current Assets
Cash	$21,484
Accounts Receivable	282,245
Other Current Assets	4,000
Total Current Assets	307,729

Fixed Assets (net of accumulated depreciation of $283,515	4,367,872

TOTAL ASSETS	$4,675,601

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,058,163
Accrued Expenses	800,251
Customer Progress Payments	170,875
Short Term Loan, Mellon Bank (Note 4)	1,987,001
Short Term Loans (Note 4)	1,043,424
Discount on Short Term Loans (Note 5)	(52,500)
Bridge Loans (Note 3)	1,572,926
Total Current Liabilities	6,580,140

Total Liabilities	6,580,140

Shareholders' Deficiency
Common Stock: $0.001 Par Value, 840,000,000
Shares Authorized; 67,664,197 Shares
Outstanding (Note 6)	67,664
Additional Paid in Capital	4,786,260
Retained Earnings	(3,574,443)
Deficit Accumulated During the Development Stage	(3,184,020)
Total Shareholders' Deficiency	(1,904,539)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIENCY	$4,675,601

The accompanying notes are an integral part of these consolidated financial statements.

FEARLESS INTERNATIONAL, INC
(A Development State Company)
Consolidated Statement of Operations
For the Three Months and Nine Months Ended December 31, 2007 and 2006 and
February 23, 2004 (Inception) to December 31, 2007
(unaudited)

					February 23, 2004
	Three Months Ended December 31,		Nine Months Ended December 31,		(Inception) to
	2007	2006	2007	2006	December 31, 2007
Revenue
Sales 28'	$751,910	$-	$1,761,485	$-	$1,761,485

Cost of Sales	559,008	0	1,235,652	0	1,235,652
Gross Profit	192,902	0	525,833	0	525,833

Operating Expenses
Marketing	62,841	149,996	250,040	228,746	635,243
Advertising	9,333	85,728	47,060	86,231	170,035
Promotions/Boat Shows	140,586	80,228	300,976	103,142	795,927
Professional and Legal Fees	225,605	157,186	543,801	263,731	993,977
Travel Expenses	59,857	38,483	217,299	66,487	385,535
Depreciation	91,280	6,017	252,909	6,016	283,516
Payroll Expenses	167,358	131,607	500,112	200,878	839,275
Stock Compensation	517,300	0	729,300	0	729,300
Organizational Expenses	9,154	0	58,362	25	69,650
Insurance	7,039	0	51,547	0	80,922
Rent Expense	12,000	12,000	32,000	12,000	60,000
Charity	0	0	11,800	0	11,800
Legal Settlement	0	0	0	0	1,175,000
Warranty Expense	0	0	19,200	0	19,200
Other General and Administrative Expenses	12,843	13,250	53,388	14,925	76,267
Total Operating Expenses	1,315,196	674,495	3,067,794	982,181	6,325,647

Loss From Operations	(1,122,294)	(674,495)	(2,541,961)	(982,181)	(5,799,814)

Other Expense
Interest Expense	306,147	69,117	616,870	100,124	792,474
Other	13,170	(35,000)	25,189	90,986	166,175
Total Other Expense	319,317	34,117	642,059	191,110	958,649

Net (Loss) Before Tax Provision	(1,441,611)	(708,612)	(3,184,020)	(1,173,291)	(6,758,463)

Tax (Benefit) Provision	0	0	0	0	0

Net (Loss)	$(1,441,611)	$(708,612)	$(3,184,020)	$(1,173,291)	$(6,758,463)

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted Average Shares Outstanding	63,079,379	57,100,000	62,158,983	57,100,000

The accompanying notes are an integral part of these consolidated financial statements.

FEARLESS INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Nine Months Ended December 31, 2007 and 2006 and
February 23, 2004 (Inception) to Date
(unaudited)

			February 23, 2004
	Nine Months Ended December 31,		(Inception) to
	2007	2006	December 31, 2007
Cash Flows from Operating Activities
Deficit Accumulated During the Development Stage	$(3,184,020)	(1,173,292)	$(6,758,463)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:
Depreciation	252,909	6,017	283,515
Stock Issued for Settlement	-	-	1,175,000
Stock Compensation	729,300	-	729,300
Amortization of Discount on Short Term Loan	7,500	-	7,500
Fees on Issuance of Short Term Loan	130,000	-	130,000
Changes in Assets and Liabilities:
Deposits	-	(4,000)	(4,000)
Accounts Payable	223,110	290,047	1,057,829
Customer Progress Payments	(5,025)	-	170,875
Accrued Expenses	493,669	179,843	800,252
Payroll Liabilities	(4,210)	14,358	335
Receivables	(280,745)	300	(282,245)
Net Cash Provided (Used) by Operating Activities	(1,637,512)	(686,727)	(2,690,102)

Cash Flows From Investing Activities
Purchase of Fixed Assets	(2,288,274)	(1,173,800)	(4,651,388)
Net Cash Used From Investing Activities	(2,288,274)	(1,173,800)	(4,651,388)

Cash Flows from Financing Activities
Capital Contribution			900,924
Proceeds from Sale of Stock	1,478,965	-	2,048,700
Short Term Loan Proceeds	2,780,606	775,000	3,035,030
Repayment of Short Term Loan	(194,606)		(194,606)
Notes Payable to Member	-	(914,203)	-
Member Notes Payable to Equity	-	890,924	-
Bridge Loan Proceeds (Payment)	(125,000)	994,817	1,572,926
Net Cash Provided by Financing Activities	3,939,965	1,746,538	7,362,974

Net Cash Increase for Period	14,179	(113,989)	21,484
Cash at Beginning of Period	7,305	200,380	-
Cash at End of Period	$21,484	$86,391	$21,484

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Treatment; Change of Control

The Acquisition was accounted for as a “recapitalization,” as the former members of Fearless Yachts owned nearly a majority of the outstanding shares of the Company’s common stock immediately following the Acquisition. Consequently, upon completion of the transaction, the financial statements became those of Fearless Yachts with adjustments to reflect the changes in the equity structure of the public shell. No goodwill or intangible assets were recorded as part of the transaction.

Going Concern

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3. BRIDGE LOANS PAYABLES AND WARRANTS

The bridge loans payable were originally issued as 10% Senior Secured Promissory Notes, with outstanding principal due and payable on the earlier to occur of July 27, 2006 or upon closing of a financing of $5,000,000. In connection with the closing of the Acquisition, Fearless Yachts and the Company agreed to permit the lenders to surrender the notes for cancellation in exchange for new secured promissory notes issued by the Company (the “Notes”) having substantially similar terms as the notes originally issued by Fearless Yachts. The Notes carry an interest rate equal to 18% and have a maturity date of April 1, 2007. The Company expects lenders holding a considerable majority, if not all, of the dollar amount under the notes originally issued by Fearless to surrender these notes for the Notes to be issued by the Company. As of December 31, 2007, the total amount owed by the Company to the lenders under the Notes was $1,572,926 and total accrued interest at December 31, 2007 was $378,970 based upon the 18% rate. The bridge loan fees of 13% and agency fees of $75,000 have been expensed as additional interest.

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

NOTE 4. SHORT TERM LOANS

The short term loans as of December 31, 2007 total $1,043,423. Loans totaling $323,423 do not accrue any interest. An aggregate of $298,423 of the loans were made by related parties to the Company. See Note 9 below. There is a promissory note for $720,000 due March 14, 2008. See Note 5 below.

The Company established a Line of Credit of $2,080,000 with Mellon United Nation Bank (“Mellon”) on April 24, 2007. The interest rate on the note is subject to change from time to time based on changes in an index which is the rate announced from time to time by Mellon as its Prime Rate The interest rate for the period ended December 31, 2007 was 7.25% . The note matures April 8, 2008. This line of credit was used to establish a letter of credit facility on April 26, 2007 for $2,080,000 with Mellon United National Bank. Donzi Marine, LLC will draw down on this letter of credit for all production material costs. As of December 31, 2007, the beneficiary, Donzi Marine, LLC has made drawings of $2,181,607 and the outstanding Standby Letter of Credit balance is $92,999 which includes reimbursements by the Company of $194,606. Interest for this loan for the three and nine months ending December 31, 2007 was $19,810 and $34,530.

There is an off-balance sheet pledge agreement that the Company entered into on April 13, 2007 whereby Kevin F. Flynn pledged $2,080,000 in a letter of credit to Mellon. The Company agreed to pay Kevin F. Flynn interest at a per annum rate equal to 15% of the face amount of the agreement. For the quarter and nine months ending December 31, 2007, the Company recorded interest expense of $78,641 and $223,956.

NOTE 5. SHORT TERM PROMISSORY NOTE WITH DISCOUNT ON NOTE

The Company entered into agreement on November 15, 2007 in which we issued two Secured Promissory Notes in the total amount of $600,000. The net proceeds from this transaction was $530,000. There was a discount on the note of $60,000 which is being amortized over length of the note. The remaining $10,000 was charged as legal fees. The amount to be repaid was subsequently increased to $720,000 after December 15, 2007. This additional fee was charged as interest in the current period. As of December 31, 2007, the unamortized discount on the note is $52,500. There was also an aggregate of 3,200,000 shares of stock issued to the holders of the notes. The notes are due upon the earlier of 1) the date that the Company raises net proceeds in a financing of at least $600,000 and 2) March 15, 2008 or such later date as is agreed to in writing by the Payee.

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of financial Accounting Standard (“SFAS”) 128, “Earnings per Share”, requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the period.

NOTE 7. COMMON STOCK

There are currently 840,000,000 shares of common stock authorized with a par value of $.001 per share. At December 31, 2007, there were 67,664,197 such shares issued and outstanding, of which 47,064,197 are restricted.

NOTE 8. COMMON STOCK SUBSCRIBED, SUBSCRIPTION RECEIVABLE

During the three months ended September 30, 2007, common stock, which had been subscribed through Bellador Advisory Services (see Note 9), was issued to the subscriber. Subsequent to the stock being issued, the subscriber cancelled their subscription and never forwarded the appropriate funds. The 260,700 shares issued has not been included in the Company’s total shares outstanding, but have been accounted for as common stock subscribed. The stock certificates have subsequently been cancelled.

For the period ended December 31, 2007, there were no shares of common stock subscribed.

NOTE 9. REG S STOCK

On April 17, 2007 the Company entered into a stock placement agreement with Bellador Advisory Services (“BAS”) whereby the Company receives no less than 50% of the sales price of common stock sold by BAS based upon the closing bid price on the OTCBB on the date of sale. As of December 31, 2007, the Company has received aggregate net proceeds of $313,415 from the sale of 2,816,321 shares of common stock for $626,830. Between October 1, 2007 and December 31, 2007, the Company received net proceeds of $172,203 from the sale of 2,167,021 shares of common stock for $346,935

Effective November 23, 2007, the stock placement agreement with Bellador Advisory Services was cancelled.

NOTE 10. COMMITMENTS AND CONTINGENCES

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

NOTE 11. SUBSEQUENT EVENTS

On February 1, 2008, the Company entered into an Extension of Letter of Credit Agreement with Kevin F. Flynn. This agreement renews the Letter of Credit for an additional one year term commencing April 13, 2008, and ending

April 12, 2009. In addition, the original warrants of 2,1000,000 previously issued to Kevin F. Flynn at an exercise price of $0.50 per share has been amended to $0.25 per share. Furthermore, as additional consideration for the extension, Kevin Flynn shall be granted an additional 2,100,000 warrants to purchase shares of common stock at a purchase price of $0.25 per share. Fearless has agreed to pay $25,000 for payment of the Letter of Credit Fee and $25,000 for legal expenses, payable to Kevin Flynn upon closing of the Fearless Financing Transaction.

On February 1, 2008, the Company has entered into an agreement with Jet Trading and Leasing LLC. Under the terms of the agreement, Fearless received $150,000 less $9,000 held in escrow by Fearless’ Attorney for necessary obligations as they arise. A Fearless 28’ boat has been secured by the lender as collateral. Management of the Company expects to have repaid the $155,000 within 30 days.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements.

There is an off-balance sheet pledge agreement that the Company entered into on April 13, 2007 whereby Kevin F. Flynn pledged $2,080,000 in a letter of credit to Mellon. The Company agreed to pay Kevin F. Flynn interest at a per annum rate equal to 15% of the face amount of the agreement. For the quarter and nine months ending December 31, 2007, the Company recorded interest expense of $78,641 and $223,956.

Liquidity and Capital Resources. The Company has funded its operations and met its capital expenditures requirements primarily though cash generated from contributions from its members, shareholders and borrowings.

As of December 31, 2007, the Company had negative working capital in the amount of $6,272,411 compared to a negative working capital of $2,413,971 as of December 31, 2006. Cash used by operating activities was $1,637,512 for the nine months ended December 31, 2007. These compare to cash used by operating activities for the nine months ended December 31, 2006 of $686,727.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Net cash used by investing activities for the nine months ended December 31, 2007 was $2,288,274, as compared to $1,173,800 for the nine months ended December 31, 2006. The net cash used by investing activities was predominantly due to the purchase of certain fixed assets.

Net cash provided from financing activities was $3,939,965 for the nine months ended December 31, 2007. Net cash provided from financing activities was $1,746,538 for the nine months ended December 31, 2006. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and borrowings.

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

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1: Legal Proceeding

There were no legal proceedings during the quarter ending December 31, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company entered into Subscription Agreements with each of several purchasers for the sale of its shares of common stock. Under these agreements, the Company sold 2,417,021 shares of its common stock to certain purchasers and received net proceeds therefrom in the amount of $247,203. The shares were sold pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds from the sale of the shares to acquire certain fixed assets and general operating expenses necessary to furthering the Company’s business.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEARLESS INTERNATIONAL, INC.

Date: February 15, 2008

	By:	/s/ Jeffrey I. Binder
Jeffrey Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carol Stephan
Carol Stephan
Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith